Form 10-K
period 2017-12-31
Longfin Corp
filed 2018-04-02
CIK 1699683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________to __________.

Commission File Number 001-38192

LONGFIN CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-5312393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16-017, 85 BROAD STREET, NEW YORK, NY 10004

(Address of principal executive offices and zip code)

(646)-202-9550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of exchange on which registered)
Class A Common Stock, par value $0.00001 per share	NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s Class A Common Stock. The registrant’s Class A Common Stock began trading on the NASDAQ Capital Market on December 12, 2017. As of March 29, 2018, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was approximately $54.6 million, based on the closing price of the registrant’s Class A Common Stock on March 29, 2018 and 3,165,989 shares outstanding held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 29, 2018
Class A Common Stock, $0.00001 par value	44,540,989
Class B Common Stock, $0.00001 par value	30,000,000
Class C Common Stock, $0.00001 par value	—

DOCUMENTS INCORPORATED BY REFERENCE

None

LONGFIN CORP.

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

The forward-looking statements contained in this report reflect our views and assumptions as of the effective date of this report. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Business

OVERVIEW

Longfin is a finance and technology company (“FINTECH”) that specializes in structured trade finance (Alternative Finance) solutions and physical commodities finance (Shadow Banking) solutions. On June 19, 2017, Longfin acquired 100% of the global trade finance technology solution provider, Longfin Tradex Pte. Ltd., (“Stampede –Tradex Pte Ltd”), - a Singapore incorporated related party entity and post-acquisition Longfin Tradex has become a subsidiary of Longfin.

Longfin and its subsidiary Longfin Tradex believe their business operations do not involve in any activities relating to securities, as defined in Section 2(a)(1) of the Securities Act. Longfin has no interest in becoming a market maker to effect trading in securities requiring registration under the Exchange Act.

Our Core fundamentals are built on Return on Capital Employed

Our core Technology platform is connected to global exchanges on very low latency FIX (Financial Information Exchange) protocol platform. Our Ultra Low-latency and High Frequency Trading Platform powered by Artificial Intelligence and Deep Machine Learning to trade and hedge the risk in continuous time.

On December 11, 2017, we acquired the assets and intellectual property of Ziddu.com, a Block chain powered technology to be utilized in smart contracts for financing activities to commodity warehouses, trade houses, processors, manufacturers, suppliers, bullion finance, Importers and Exporters with real time settlements across continents.

During 2017, Longfin earned revenue from two services: structured trade finance, principally the sale of physical commodities, and monthly services related to our customers utilizing our technology platform.

Longfin core business services:

IMPORTER / EXPORTER FINANCING

1.	IMPORTER / EXPORTER FINANCING

We finance Importers and Exporters.

We do:

●	Import / Export Finance

●	Buy/Sell commodity flows

●	Discount the Usance Letters of Credit - 180 to 365 days

●	Pay at sight by deducting factoring charges

Longfin makes spread between the Usance and at sight Payment.

2.	Electronic Market Making (“EMM”) - Liquidity Trading Platform.

Trade Finance is a natural extension arm of EMM.

TECHNOLOGY – ELECTRONIC MARKET MAKING (EMM) PLATFORM

Global Arbitrage EMM Platform – FX Market Intermediation

Our Low-latency and High Frequency FX Arbitrage global platform (Electronic Market Making) is powered by Artificial Intelligence and Machine Learning.

FX Market Intermediation

Artificial Intelligence and Reinforcement Learning

Longfin adopted the Artificial Intelligence Framework for its Electronic Market Making platform in the following manner:

Probabilistic AI

Emphasis on noisy measurements, approximation in Hard Cases, Learning, Bayesian Trading algorithmic.

Automatic system building

Learning automatically constructs rules and supports all types of queries

Machine Learning

Longfin has adopted the Machine Learning Framework for its ultra-low-latency trading platforms.

Our automated ultra low-latency electronic trading platform relies upon a form of statistical analysis called Bayesian Networks and includes price discovery algorithms providing the market makers better predictive power for the future fair values.

Global Low-Latency Arbitrage Network reducing the cost of hedging

●	Least Cost Routing (“LCR”) Engine seeks the best pay-in and pay-out ratio spread

●	EMM Platform using volume weighted average price and slice seeking the cheapest price

Blockchain Powered Smart Contract Solutions within the FinTech Industry

We are developing decentralized applications for Micro lending, Warehouse Finance, Trade Finance, Bullion Trading and Real-time Derivative Settlements through the deployment of the Ziddu Warehouse Coin. Currently we are using Smart contracts for real time foreign exchange derivatives settlements.

Ziddu Technology:

Ziddu Ethereum ERC20 Blockchain Token uses a technology stack in which Smart Contracts run in distributed virtual machines.

It acts in two ways:

a) Everyone can see the copy of open ledger and transparent execution

b) Everyone can see the result of contract execution

Ziddu AppFabric is built to serve as an integrated platform to provide robust automation for deployment of smart contracts, and settlements over physical events on Ethereum Blockchain.

We keep the substantial portion of Ziddu tokens and these tokens are not meant for redemption or listing. These tokens are used to validate the transactions within our business clients/partners on the public Ethereum block chain.

Our intention is not to sell the crypto currency but to use it as a tool to utilize Ethereum Blockchain Technology in token form to facilitate smart contracts of real time settlements between our business partners.

Acquisition of Ziddu.com - Block chain powered Smart Contracts

Our acquisition of the Ziddu.com assets of Meridian Enterprises Pte. Ltd. on December 11, 2017, gave us access to a Blockchain empowered technology that can offer Micro-Lending against Collateralized Warehouse Receipts in the form of Ziddu Tokens to Small and Medium Enterprises (SMEs), Processors, Manufactures, Importers and Exporters across continents.

Our Ethereum Blockchain Ziddu Token (www.ziddu.com) is a utility token powered by ERC20 Smart Contract. The Ziddu warehouse coin implements a technology stack in which Smart Contracts run in distributed virtual machines. There is public availability for the view of the open ledger, transparent execution, and the result of contract execution.

Exchange Execution

We, through Longfin Tradex, have entered into membership agreements with the following exchanges.

S. No.	Exchange	Exchange Profile	Description

1	SGX – Singapore	Singapore Exchange Limited (SGX) is an investment holding company located in Singapore and provides different services related to securities and derivatives trading and others.	Admission as a SGX-DT Limited Trading Member (Proprietary)

2	DGCX – Dubai	The Dubai Gold & Commodities Exchange(DGCX) is a financial and commodity derivatives exchange located in Dubai, the United Arab Emirates. DGCX commenced trading in November 2005 as the first derivatives exchange in the Middle East and North Africa (MENA) region. The Exchange is owned by the Dubai Multi Commodities Centre (DMCC).	Trade Member of Dubai Gold and Commodity Exchange

3	CME – Chicago	CME Group Inc. (Chicago Mercantile Exchange & Chicago Board of Trade) is an American financial market company operating the world’s largest options and futures exchange. It owns and operates large derivatives and futures exchanges in Chicago, New York City, and exchange facilities in London, using online trading platforms.	International Incentive Program in CME Group

Government Regulations

The Company is currently a proprietary trading member of Singapore Exchange Derivatives Clearing Limited (“SGX”), Dubai Gold and Commodities Exchange (“DGCX”), Chicago Mercantile Exchange Inc. (“CME”) Group, Intercontinental Exchange (“ICE”), Hong Kong Exchanges and Clearing Limited (“HKEX”). To the extent our expansion into the North American market results in Longfin being deemed a “money services business” (“MSB”) pursuant to the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, Longfin may be required to comply with FinCEN regulations, including those that would mandate us to register with FinCEN, implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. FinCEN registration would likely also require Longfin to register as an MSB or in a similar capacity in all states requiring such registration where Longfin conducts business. In addition, some states, such as New York, also require that a virtual currency business obtain a separate license.

Until February 2014, the only U.S. federal regulator to release official guidance on cryptocurrencies was FinCEN, a bureau of the U.S. Department of the Treasury responsible for the federal regulation of currency market participants. On March 18th, 2013, FinCEN issued interpretive guidance relating to the application of the Bank Secrecy Act to distributing, exchanging and transmitting “virtual currencies.” More specifically, it determined that a cryptocurrency user will not be considered an MSB or be required to register, report and perform recordkeeping; however, an administrator or exchanger of bitcoin must be a registered MSB under FinCEN’s money transmitter regulations. As a result, Bitcoin Exchanges that deal with U.S. residents or otherwise fall under U.S. jurisdiction are required to obtain licenses and comply with FinCEN regulations. FinCEN released additional guidance on January 30, 2014, April 29, 2014, October 27, 2014 and August 14, 2015, clarifying that most miners, software developers, hardware manufacturers, escrow service providers and investors in cryptocurrencies would not be required to register with FinCEN on the basis of such activity alone, but that cryptocurrency exchanges, payment processors and convertible Digital Asset administrators would likely be required to register with FinCEN on the basis of the activities described in the October 2014 and August 2015 letters. Longfin does not process payments for or on behalf of the customers using the ZidduWC, and therefore does not believe its activities require registration as an MSB.

ZidduWC

Cryptocurrencies and tokens are recent technological innovations and the regulatory schemes to which they may be subject have not been fully explored or developed in most jurisdictions around the world. Recent actions taken by the SEC in its Report that digital assets may be securities and actions taken by the CFTC including its July 24, 2017 order approving the first derivative clearing organization for digital currency swaps reflects that we may face increased government regulation and oversight.

The principal regulations applicable to the ZidduWC depend on its status as a “security” under the U.S. federal securities laws. The key definition in this regard is the term “investment contract” and what is an investment contract. In 1946, the U.S. Supreme Court held that an investment in an orange grove operated and controlled by a third party was an investment contract and therefore a security subject to various provisions of the federal securities laws, known as the Howey Test. Most members of the cryptocurrency industry agree that the application of the Howey Test to Digital Assets is the fundamental issue for the industry, at least insofar as the U.S. regulation is concerned.

We analyze whether the ZidduWC is a security under the investment contract analysis from the leading case and the lower court cases which have followed it. The test for determining if an asset is an investment contract based upon whether there was: (i) an investment of money, (ii) in a common enterprise, (iii) with the expectation of profits, and (iv) primarily through the efforts of others. Our clients using the ZidduWC invest ETH, a virtual currency to obtain the ZidduWC, therefore meeting the first part of the Howey Test.

Courts have focused on three distinct types of common enterprise: (i) horizontal commonality; (ii) broad vertical commonality; and (iii) strict vertical commonality. The horizontal commonality test requires a pooling of investments and profit sharing. Although ZidduWC holders pay ETH to Longfin, who then administers the validation of blocks on the blockchain, ZidduWC holders view the ZidduWC as a convenient medium for cross-border exchange not as a common enterprise and in no circumstances share in any profits resulting from holding ZidduWC. Thus, the ZidduWC does not satisfy the test for horizontal commonality.

With broad vertical commonality, the key is the investors’ dependence on the efforts and expertise of the promoter or in the case of virtual currencies based on blockchain, the developer. There is no central promoter or common seller for the ZidduWC, as the underlying protocol was developed by the Ethereum Foundation and the smart contracts implementing the ZidduWC were designed by Longfin. The lack of continuing management by Longfin in the development of the Ethereum Blockchain and lack of continuing management by the Ethereum Foundation in the use of the ZidduWC is similar to the land development cases where the courts have concluded that initial development services by a promoter do not lead to the conclusion that the sale of a real estate parcel is a security. Thus, the ZidduWC does not satisfy the test for broad vertical commonality.

Strict vertical commonality differs from broad vertical commonality by requiring that the fortunes of the investors be tied to the efforts of the promoter or third parties; pooling is not an element. Because Longfin provides further services in the form of validating blocks on the Blockchain (although it does not share in future price increases once the customers have executed their smart contracts and exchanged the ZidduWC), it is possible the ZidduWC satisfies the test for strict vertical commonality, although the strict vertical commonality theory has only been adopted by two circuit courts that have ruled on the issue.

The speculative fever surrounding cryptocurrency means that buyers of it often expect profits arising from value of the appreciation of cryptocurrency just as has historically happened with gold and silver. As holders may only acquire the ZidduWC in order to exchange it pursuant to smart contracts designed by Longfin to implement our fintech solutions, as described elsewhere in this report, and there is no exchange on which their ZidduWC may be resold for profit in the form of price appreciation, we do not believe the “expectation of profit” test is met in the case of the ZidduWC.

The Supreme Court’s use of “solely” has been interpreted by an appellate court to mean “the efforts made by those other than the investor are the undeniably significant ones, those essential managerial efforts which affect the failure or success of the enterprise.” However, the effort to create profit need not come exclusively from the efforts of others so long as the efforts of others are significant and primary. Any holder of the ZidduWC holding for investment, and an expectation of profits, would necessarily expect those profits to arise not from any efforts of Longfin but from mere hoped for appreciation of value. This is similar to commodities such as gold or diamonds. As such, the ZidduWC does not satisfy this prong of the Supreme Court’s test.

As a result of failing to meet the foregoing prongs of the Howey Test, we believe that the ZidduWC does not constitute an investment contract and is not a security.

On March 5, 2018, the Division of Enforcement of the SEC informed the Company that it is conducting an investigation In the Matter of Trading in the Securities of Longfin Corp. and requested that the Company provide certain documents in connection with its investigation, including documents related to our IPO and other financings and the acquisition of Ziddu.com. We are in the process of responding to this document request and will cooperate with the SEC in connection with its investigation. While the SEC is trying to determine whether there have been any violations of the federal securities laws, the investigation does not mean that the SEC has concluded that anyone has violated the law. Also, the investigation does not mean that the SEC has a negative opinion of any person, entity or security.

Intellectual Property and Patents

Our success depends in part on our ability to protect our intellectual property and proprietary technologies. To protect our proprietary rights, we rely on a combination of intellectual property rights in the United States and other jurisdictions, including trade secret laws, license agreements, internal procedures, and contractual provisions. Our internal controls restrict access to proprietary technology.

As of April 2, 2018, we had one trademark registered with the U.S. Patent and Trademark Office. We may not be able to obtain protection for our intellectual property, and our existing and future trademark and other intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. Additionally, our current and future trademark and other intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing them. Our internal controls and contractual provisions may not always be effective at preventing unauthorized parties from obtaining our intellectual property and proprietary technologies.

We license technology and other intellectual property from our partners and rely on our license agreements with those partners to use the intellectual property. We also enter into licensing agreements with third parties to receive rights to intellectual property and other know-how. Third parties may assert claims related to intellectual property rights against our partners or us.

Employees

Longfin currently has 18 personnel working full time on behalf of the Company.

Subsidiaries

As of December 31, 2017, the Company has only one subsidiary, namely Longfin Tradex, located in Singapore.

During the first quarter of 2018, the Company added five new wholly owned subsidiaries Longcom India Private Ltd. (formerly LongHash commodities Private Ltd), Longfin FZC, UAE, Longfin Bullion FZC, UAE, Longfin St. Vincent and Longfin HK Limited.

Facilities

We are in current negotiations for larger office accommodations in New York City and plan to move all our key management personnel to this office. We will have sufficient space for expansion of trading activities as required

CORPORATE INFORMATION

Longfin Corp. was incorporated in Delaware on February 1, 2017. Our executive offices are located 16-017, 85 Broad Street, New York NY 10004. Our telephone number is (646)-202-9550, and our email address is info@Longfincorp.com.

We maintain a website with the address www.Longfincorp.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. You may read and copy any such reports and amendments thereto at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

Item 1A. Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in the forward-looking statements we have made in this report and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Business and Industry

We have a limited operating history, which makes it difficult to predict our future operating results.

Longfin Corp was incorporated in February 2017 and its subsidiary Longfin Tradex has limited operating history since 2014. Following our organization, we began offering our technology solutions that were developed by our current subsidiary company Longfin Tradex. Longfin Tradex has launched its products in 2014, although it was incorporated in 2010. As a result of our limited operating history in the Structured Trade Finance solutions, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

Risks Relating to Our Financial Condition and Going Concern

If we are unable to continue as a going concern, our securities will have little or no value.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for period from February 1, 2017 (inception) through December 31, 2017 includes a going concern explanatory paragraph in which such firm expressed substantial doubt about our ability to continue as a going concern.

The Company has limited operating history and experienced a net loss of $26.4 million since its inception. The Company has $2.1 million of cash at December 31, 2017. The Company operates primarily in structured trade finance and providing technology services and our operating costs are primarily related to the cost of providing those services, employee compensation and administrative expenses.

On January 22, 2018, pursuant to a Securities Purchase Agreement (“SPA”) entered into by an institutional investor (the “Investor”), the Company agreed to sell and issue (1) (i) Senior Convertible Notes to the Investor in the aggregate principal amount of $52,700,000 (each, a “Note” and collectively, the “Notes”), consisting of a Series A Note in the principal amount of $10,095,941 and (ii) a Series B Note in the principal amount of $42,604,059, and (2) a warrant to purchase 751,894 shares of Longfin Class A Common Stock, exercisable for a period of five years at an exercise price of $38.55 per share (the “Warrant”), for consideration consisting of (i) a cash payment of $5,000,000, and (ii) a secured promissory note payable by the Investor to Longfin (the “Investor Note”) in the principal amount of $42,604,059 (collectively, the “Financing”). On February 13, 2018, the Company completed the Financing and related sale and issuance of the Notes, the Warrant and a placement agent warrant. The maturity date of the Notes is August 13, 2019 and the Investor Note is February 13, 2048. To date, the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Financing and will not be able to obtain additional monies through the Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is declared effective by the Securities and Exchange Commission or such shares are eligible for resale pursuant to Rule 144 under the Securities Act, or the investor elects to convert or exercise such securities not with standing the underlying shares have not been so registered or are then so eligible.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the monies from the Financing and the attainment of profitable operations. These factors, which are not within the Company’s control, raise substantial doubt regarding the Company’s ability to continue as a going concern. Although it is actively working on obtaining the additional funding pursuant to the Financing, the Company cannot make any assurances that the additional monies will be available to it and, if available, on a timely basis. If the Company is unable to obtain the monies from the Financing, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We are an early stage company.

There is no assurance that Longfin along with its subsidiaries will be profitable or generate sufficient revenue in future. If planned operating levels are changed, higher operating costs encountered, lower sales revenue received, more time is needed to implement the plan, or less funding received from Longfin Tradex current operations, more funds than currently anticipated may be required. Additional difficulties may be encountered during this stage of development, such as unanticipated problems relating to the financial industry demand, if additional capital is not available when required, if at all, or is not available on acceptable terms, Longfin may be forced to modify or abandon its business plan.

Failure to manage our growth may adversely affect our business or operations.

Longfin is newly established company; however, our subsidiary company, Longfin Tradex, is incorporated in 2010 and started operations in 2014, has experienced significant growth in the business, customer base, employee headcount and operations, and we expect to continue to grow our business rapidly over the next several years. This growth places a significant strain on our management team and employees and on our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. We anticipate that additional investments in sales personnel, technology and research and development spending will be required to:

●	scale our operations and increase productivity;

●	address the needs of our customers;

●	further develop and enhance our existing solutions and offerings;

●	develop new technology; and

●	expand our markets and opportunity under management, including into innovative solutions and geographic areas.

We cannot assure you that our controls, systems and procedures will be adequate to support our future operations or that we will be able to manage our growth effectively. We also cannot assure you that we will be able to continue to expand our market presence in the United States and other current markets or successfully establish our presence in other markets. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

Our solutions face intense competition in the marketplace. If we are unable to compete effectively, our operating results could be adversely affected.

The market for our solutions is increasingly competitive, rapidly evolving and fragmented, and is subject to changing technology and shifting customer needs. Although we believe that our platform and the solutions that it offers are unique, many vendors develop and market products and services that compete to varying extents with our offerings, and we expect competition in our market to continue to intensify. Moreover, industry consolidation may increase competition. In addition, many companies have chosen to invest in their own internal reporting solutions and therefore may be reluctant to switch to solutions such as ours.

We compete with many types of companies, including diversified enterprise software providers; providers of professional trading services, such as trading platforms or ECNs. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, more established customer bases and significantly greater financial, technical, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We could lose customers if our competitors introduce new competitive products and technologies, add new features, acquire competitive products, reduce prices, form strategic alliances with other companies or are acquired by third parties with greater available resources. We also face competition from a variety of vendors of cloud-based and on-premise software applications that address only a portion of one of our solutions. We may also face increasing competition from open source software initiatives, in which competitors may provide software and intellectual property for free. In addition, if a prospective customer is currently using a competing solution, the customer may be unwilling to switch to our solutions without access to setup support services. If we are unable to provide those services on terms attractive to the customer, the prospective customer may be unwilling to utilize our solutions. If our competitors’ products, services or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenue could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results would be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which would adversely affect our business.

If we do not keep pace with technological changes, our solutions may become less competitive and our business may suffer.

Our market is characterized by rapid technological change, frequent product and service innovation and evolving industry standards. If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with these technological developments, our business could be adversely affected. The success of enhancements, new features and solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or solutions. Failure in this regard may significantly impair our revenue growth. In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our solutions to keep pace with technological changes or operate effectively with future network platforms and technologies could reduce the demand for our solutions, result in customer dissatisfaction and adversely affect our business.

If we fail to manage our technical operations infrastructure, our existing customers may experience service outages, and our new customers may experience delays in the deployment of our solutions.

Longfin together with its subsidiary has experienced significant growth in the number of users, projects and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support changes in hardware and software parameters and the evolution of our solutions, all of which require significant lead time. Our platform interacts with technology provided third-party providers, and our technological infrastructure depends on this technology. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our revenue.

As a Fintech solution provider, we rely on the services of third-party data center hosting facilities. Interruptions or delays in those services could impair the delivery of our service and harm our business.

Our platform has been developed with, and is based on, cloud computing technology. It is hosted pursuant to service agreements on servers by third-party service providers. We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct. Unanticipated problems at these facilities could result in lengthy interruptions in our services. If the services of one or more of these providers are terminated, disrupted, interrupted or suspended for any reason, we could experience disruption in our ability to offer our solutions, or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation. In addition, as we grow, we may move or transfer our data and our customers’ data to other cloud hosting providers. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, the cloud servers that we use could result in interruptions in our services. Interruptions in our service may damage our reputation, reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business would be harmed if our customers and potential customers believe our service is unreliable.

If the market for our technology delivery model and proprietary software develops more slowly than we expect, our business could be harmed.

The market for cloud-based software is not as mature as the market for packaged software, and it is uncertain whether these services will sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of cloud-based services in general, and of our solutions in particular. Many companies have invested substantial personnel and financial resources to integrate traditional software into their businesses, and therefore may be reluctant or unwilling to migrate to a cloud-based service. Furthermore, some companies may be reluctant or unwilling to use cloud-based services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If companies do not perceive the benefits of cloud-based software, then the market for our solutions may develop more slowly than we expect, or the market for our new solutions may not develop at all, either of which would significantly adversely affect our operating results. We may not be able to adjust our spending quickly enough if market growth falls short of our expectations or we may make errors in predicting and reacting to relevant business trends, either of which could harm our business. If the market for our cloud solutions does not evolve in the way we anticipate, or if customers do not recognize the benefits of our cloud solutions over traditional on-premise enterprise software products, and as a result we are unable to increase sales of subscriptions to our solutions, then our revenue may not grow or may decline, and our operating results would be harmed.

The success of our Fintech based solutions largely depends on our ability to provide reliable solutions to our customers. If a customer were to experience a product defect, a disruption in its ability to use our solutions or a security flaw, demand for our solutions could be diminished, we could be subject to substantial liability and our business could suffer.

Because our solutions are complex, and we continually release new features, our solutions could have errors, defects, viruses or security flaws that could result in unanticipated downtime for our subscribers and harm our reputation and our business. Internet-based software frequently contains undetected errors or security flaws when first introduced or when new versions or enhancements are released. We might from time to time find such defects in our solutions, the detection and correction of which could be time consuming and costly. Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions in access, security flaws, viruses, data corruption or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, could delay or withhold payment to us or may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. We could also lose future sales. In addition, if the public becomes aware of security breaches of our solutions, our future business prospects could be adversely impacted.

Any failure or interruptions in the internet infrastructure, bandwidth providers, data center providers, other third parties or our own systems for providing our solutions to customers could negatively impact our business.

Our ability to deliver our solutions is dependent on the development and maintenance of the internet and other telecommunications services by third parties. Such services include maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet access and services and reliable telecommunications systems that connect our operations. While our solutions are designed to operate without interruption, we may experience interruptions and delays in services and availability from time to time. We rely on systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment providers, to provide our solutions. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with our customers.

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results.

Once our solutions are deployed, our customers depend on our customer success organization to resolve technical issues relating to our solutions. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our solutions and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, and our business, operating results and financial position.

Adverse economic conditions or reduced technology spending may adversely impact our business.

Our business depends on the overall demand for technology and on the economic health of our current and prospective customers. In general, worldwide economic conditions remain unstable, and these conditions make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our solutions. Weak global economic conditions, or a reduction in technology spending even if economic conditions improve, could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our solutions, reduced bookings and lower or no growth.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe our corporate culture is a critical component to our success. We have invested substantial time and resources in building our team. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and effectively focus on and pursue our corporate objectives.

We depend on our senior management team and other key employees, and the loss of one or more key employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team and other mission-critical individuals in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives or other key employees, which could disrupt our business. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a material adverse effect on our business.

Our ability to attract, train and retain qualified employees is crucial to our results of operations and any future growth.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these individuals is intense, especially for engineers with high levels of experience in designing and developing software and internet-related services, senior sales executives and professional services personnel with appropriate financial reporting experience. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations or that we have induced such breaches, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our solutions and could have a negative impact on our business.

The future success of our business depends upon the continued use of the internet as a primary medium for commerce, communication and business solutions. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our solutions in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally or result in reductions in the demand for internet-based solutions such as ours.

In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility and quality of service. The performance of the internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms” and similar malicious programs, and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our solutions could suffer.

Data security concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our solutions and adversely affect our business.

We manage private and confidential information and documentation related to our customers’ finances and transactions, often prior to public dissemination. The use of insider information is highly regulated in the United States and abroad, and violations of securities laws and regulations may result in civil and criminal penalties. Privacy and data security are rapidly evolving areas of regulation, and additional regulation in those areas, some of it potentially difficult and costly for us to accommodate, is frequently proposed and occasionally adopted. Changes in laws restricting or otherwise governing data and transfer thereof could result in increased costs and delay operations.

In addition to government activity, the technology industry and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the processing of private and confidential information were to be curtailed in this manner, our software solutions may be less effective, which may reduce demand for our solutions and adversely affect our business. Furthermore, government agencies may seek to access sensitive information that our customers upload to our service providers or restrict customers’ access to our service providers. Laws and regulations relating to government access and restrictions are evolving, and compliance with such laws and regulations could limit adoption of our services by customers and create burdens on our business. Moreover, regulatory investigations into our compliance with privacy-related laws and regulations could increase our costs and divert management attention.

If we or our service providers fail to keep our customers’ information confidential or otherwise handle their information improperly, our business and reputation could be significantly and adversely affected.

If we fail to keep customers’ proprietary information and documentation confidential, we may lose existing customers and potential new customers and may expose them to significant loss of revenue based on the premature release of confidential information. While we have security measures in place to protect customer information and prevent data loss and other security breaches, these measures may be breached as a result of third-party action, employee error, malfeasance or otherwise. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

In addition, our service providers (including, without limitation, hosting facilities, disaster recovery providers and software providers) may have access to our customers’ data and could suffer security breaches or data losses that affect our customers’ information.

If an actual or perceived security breach or premature release occurs, our reputation could be damaged, and we may lose future sales and customers. We may also become subject to civil claims, including indemnity or damage claims in certain customer contracts, or criminal investigations by appropriate authorities, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for these matters, if we experienced a widespread security breach that impacted a significant number of our customers for whom we have these indemnity obligations, we could be subject to indemnity claims that exceed such coverage.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success substantially depends upon our proprietary methodologies and other intellectual property rights. Unauthorized use of our trade secret by third parties may damage our brand and our reputation. We rely on a trade secret laws, employee and third-party non-disclosure and non-competition agreements and other methods to protect our intellectual property. However, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. We cannot assure you that the steps we take to protect our intellectual property will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to protect our intellectual property. United States federal and state intellectual property laws offer limited protection, and the laws of some countries provide even less protection. Moreover, changes in intellectual property laws, such as changes in the law regarding the patentability of software, could also impact our ability to obtain protection for our solutions. In addition, patents may not be issued with respect to our pending or future patent applications. Those patents that are issued may not be upheld as valid, may be contested or circumvented, or may not prevent the development of competitive solutions.

We might be required to spend significant resources and divert the efforts of our technical and management personnel to monitor and protect our intellectual property. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Any failure to secure, protect and enforce our intellectual property rights could seriously adversely affect our brand and adversely impact our business.

Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and harm our business and operating results.

Our success depends upon our ability to refrain from infringing upon the intellectual property rights of others. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. As we grow and enter new markets, we will face a growing number of competitors. As the number of competitors in our industry grows and the functionality of products in different industry segments overlaps, we expect that software and other solutions in our industry may be subject to such claims by third parties. Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. We cannot assure you that infringement claims will not be asserted against us in the future, or that, if asserted, any infringement claim will be successfully defended. A successful claim against us could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

If we fail to continue to develop our brand, our business may suffer.

We believe that continuing to develop and maintain awareness of our brand is critical to achieving widespread acceptance of our solution and is an important element in attracting and retaining customers. Efforts to build our brand may involve significant expense and may not generate customer awareness or increase revenue at all, or in an amount sufficient to offset expenses we incur in building our brand.

Promotion and enhancement of our name and the brand names of our solutions depends largely on our success in being able to provide high quality, reliable and cost-effective solutions. If customers do not perceive our solutions as meeting their needs, or if we fail to market our solutions effectively, we will likely be unsuccessful in creating the brand awareness that is critical for broad customer adoption of our solutions. That failure could result in a material adverse effect on our business, financial condition and operating results.

Demand for our solutions is subject to legislative or regulatory changes and volatility in demand, which could adversely affect our business.

The market for our solutions depends in part on the requirements of the SEC and other regulatory bodies. Any legislation or rulemaking substantially affecting the content or method of trading to be filed with these regulatory bodies could have an adverse effect on our business. In addition, evolving market practices in light of regulatory developments could adversely affect the demand for our solutions.

We may need to raise additional capital, which may not be available to us.

We will require substantial funds to support the implementation of our business plan. Our future liquidity and capital requirements are difficult to predict as they depend upon many factors, including the success of our solutions and competing technological and market developments. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of customer prepayments or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons, and we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

We operate and offer our services in many jurisdictions and, therefore, may be subject to federal, state, local and foreign taxes that could harm our business.

As an organization that operates in many jurisdictions in the United States and around the world, we may be subject to taxation in several jurisdictions with increasingly complex tax laws, the application of which can be uncertain. The authorities in these jurisdictions, including state and local taxing authorities in the United States, could successfully assert that we are obligated to pay additional taxes, interest and penalties. In addition, the amount of taxes we pay could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. The authorities could also claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations. In addition, we may lose sales or incur significant costs should various tax jurisdictions impose taxes on either a broader range of services or services that we have performed in the past. We may be subject to audits of the taxing authorities in any such jurisdictions that would require us to incur costs in responding to such audits. Imposition of such taxes on our services could result in substantially unplanned costs, would effectively increase the cost of such services to our customers and could adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.

Some of the jurisdictions in which we operate may give us the benefit of either relatively low tax rates, tax holidays or government grants, in each case that are dependent on how we operate or how many jobs we create and employees we retain. We plan on utilizing such tax incentives in the future as opportunities are made available to us. Any failure on our part to operate in conformity with applicable requirements to remain qualified for any such tax incentives or grants may result in an increase in our taxes. In addition, jurisdictions may choose to increase rates at any time due to economic or other factors. Any such rate increase could harm our results of operations.

In addition, changes to U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities could increase our worldwide effective tax rate and adversely affect our financial position and results of operations.

We are subject to general litigation that may materially adversely affect us.

From time to time, we may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger. While our agreements with customers limit our liability for damages arising from our solutions, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued. Although we may carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.

We are controlled by our Chairman/founder, whose interests may differ from those of the other shareholders.

As of the April 2, 2018, Mr. Venkata Srinivas Meenavalli owns the majority of shares of Longfin’s Common Stock. Therefore, Mr. Meenavalli is now and could be in the future in a position to elect or change the members of the board of directors and to control Longfin’s business and affairs including certain significant corporate actions, including but not limited to acquisitions, the sale or purchase of assets and the issuance and sale of Longfin’s shares. Longfin also may be prevented from entering into transactions that could be beneficial to the other holders of the shares without Mr. Meenavalli’s consent. Mr. Meenavalli’s interests might differ from the interests of other shareholders.

Market risks and the economy conditions might cause significant risks and uncertainties

Downturns in sectors of the economy generally and a lack of availability of credit could adversely impact clients and lower demand for our products, which in turn could cause our revenues and net income to decrease. Our variety of products are used for several financial needs. Amount of spending on financial tools and investments depends significantly on the availability of finances, as well as other factors such as interest rates, client confidence, government regulations and economy. Any of these factors could result in a tightening of standards by financial institutions and reduce the need of clients to use our products.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	reduced disclosure about our executive compensation arrangements;

●	no non-binding advisory votes on executive compensation or golden parachute arrangements; and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. We have taken advantage of reduced reporting requirements in this filing. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. We have irrevocably elected to “opt out” of the exemption for the delayed adoption of certain accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We depend on key personnel

Longfin’s future success depends on the efforts of key personnel, including its senior executive team. Longfin does not currently carry any key man life insurance on its key personnel or its senior executive team. Regardless of such insurance, the loss of services of any of these or other key personnel may have an adverse effect on Longfin. There can be no assurance that Longfin will be successful in attracting and retaining the personnel.

Legal claims could be filed that would have a material adverse effect on our business, operating results and financial condition. We may in the future face risks of litigation and liability claims on technological liability and other matters, the extent of such exposure can be difficult or impossible to estimate and which can negatively impact our financial condition and results of operations.

Although there is no current pending litigation against Longfin or its subsidiary, in the future, investors, clients or competitors may threaten lawsuit for what they believe to be infractions against themselves.

During the period from December 15, 2017 to March 30, 2018, the trading price of our Class A Common Stock on the NASDAQ Capital Market has exhibited extreme volatility, leading many law firms widely recognized as members of the “plaintiffs’ bar” to announce investigations into such trading. While as of March 30, 2018, no lawsuits have been filed following this trading bubble, there can be no assurance that these announcements will not lead to one or more class action lawsuits being filed against us seeking damages resulting from the extreme price swings in our trading prices.

Our operations are subject to numerous US and Singapore laws and regulations relating to the protection of the public and necessary disclosures in regard to financial services. Liability under these laws involves inherent uncertainties. Violations of financial regulation laws are subject to civil, and, in some cases, criminal sanctions. Although we are not aware of any compliance related issues, we may not have been, or may not be, at all times, in complete compliance with all requirements, and we may incur costs or liabilities in connection with such requirements. We may also incur unexpected interruptions to our operations, administrative injunctions requiring operation stoppages, fines and other penalties. Continued government and public emphasis on financial issues may require increased future investments for service or technology adjustments at new or ongoing operations, which could negatively impact our financial condition and results of operations.

There can also be no assurance that any insurance coverage we take will be adequate or that we will prevail in any future cases. We can provide no assurance that we will be able to obtain liability insurance that would protect us from any such lawsuits. We are not currently subject to any claims from our employees or customers; however, we may be subject to such claims in the future. In the event that are not covered by insurance, our management could expend significant time addressing any such issues.

Our results of operations may be adversely affected by fluctuations in currency exchange rates and we may not have adequately hedged against them.

The exchange rates between foreign currencies can change rapidly due to a wide range of economic, political and other conditions. Future currency exchange rate fluctuations that we have not adequately hedged could adversely affect our profitability.

Fraud risks

There are various types of fraud which may adversely affect our business. Unfortunately, there are some countries which are renowned for harboring fraudsters. We may prove, in some cases, unable to detect fraudulent activities.

We will incur increased costs as a result of being a public company, and the requirements of being a public company may divert management’s attention from our business.

As a result of our initial public offering, we became a public company and our securities are listed on NASDAQ. As such, we are required to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, as well as the requirements of NASDAQ. Compliance with the requirements of being a public company have required us to increase our operating expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, in connection with Section 404(a) of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting beginning with the Annual Report on Form 10-K for the year ended December 31, 2017. However, in connection with Section 404(b) of the Sarbanes-Oxley Act, our auditors are not required to attest to our internal controls over financial reporting until we no longer qualify as an emerging growth company under the JOBS Act. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Furthermore, we might not be able to retain our independent directors or attract new independent directors for our committees.

If we do not maintain compliance with its listing standards, NASDAQ may delist our Class A Common Stock from trading on its exchange, which could limit stockholders’ ability to trade our Class A Common Stock.

Our Class A Common Stock currently trades on the NASDAQ. This market has continued listing standards that we must maintain on an ongoing basis in order to continue the listing of our Class A Common Stock. If we fail to meet these continued listing requirements, our Class A Common Stock may be subject to delisting. If our Class A Common Stock is delisted and we are not able to list our Class A Common Stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our Class A Common Stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our Common Stock would be negatively affected. If one or more of the analysts who cover us downgrade our Common Stock or publish inaccurate or unfavorable research about our business, our Common Stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our Common Stock price and trading volume to decline.

We may fail to meet our publicly announced guidance or other expectations about our business, which would cause our stock price to decline.

We expect to provide guidance regarding our expected financial and business performance, such as projections regarding sales, as well as anticipated future revenues, gross margins, profitability and cash flows. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process and our guidance may not ultimately be accurate. Our guidance is based on certain assumptions such as those relating to anticipated production and sales volumes and average sales prices, supplier and commodity costs, and planned cost reductions. If our guidance is not accurate or varies from actual results due to our inability to meet our assumptions or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our Common Stock could decline significantly.

Risks Related to Cryptocurrency

The further development and acceptance of the Ethereum Network and other Digital Asset systems, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of the Ethereum Network may adversely affect an investment in our Company.

The ZidduWC is a cryptographic token similar to bitcoin, ETHeum and numerous other cryptocurrencies (“Digital Assets”) that may be used, among other things, to exchange value, buy and sell goods and services and execute contracts with predetermined execution parameters (“smart contracts”). The ZidduWC runs on the Ethereum Blockchain, meaning that the methods by which transactions are blocked and verified are dependent on the underlying Ethereum Network.

Digital Assets are a new and rapidly evolving industry of which the Ethereum Network is a prominent, but not unique, part.

The growth of the Digital Assets industry in general, and the Ethereum Network in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the Digital Assets industry, as well as the Ethereum Network, include:

●	continued worldwide growth in the adoption and use of Ethereum (“ETH”) and other Digital Assets;

●	government and quasi-government regulation of ETH and other Digital Assets and their use, or restrictions on or regulation of access to and operation of the Ethereum Network or similar Digital Assets systems;

●	the maintenance and development of the open-source software protocol of the Ethereum Network;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	general economic conditions and the regulatory environment relating to Digital Assets; and

●	the impact of regulators focusing on Digital Assets and the costs associated with such regulatory oversight.

A decline in the popularity or acceptance of the Ethereum Network could adversely affect the functionality of the ZidduWC and, accordingly, an investment in us.

Currently, there is relatively small use of ETH in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in us.

As relatively new products and technologies, ETH and the Ethereum Network have only recently become widely accepted as a means of payment for goods and services by many major retail and commercial outlets and use of ETH by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of ETH demand is generated by speculators and investors seeking to profit from the short- or long-term holding of ETH. A lack of expansion by ETH into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the price of ETH, either of which could adversely impact an investment in us.

The open-source structure of the Ethereum Network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the Ethereum Network and an investment in us.

The Ethereum Network operates based on an open-source protocol maintained by contributors, largely on the Official Go implementation of the Ethereum protocol on GitHub. An open-source project, Ethereum was launched in August 2014 by the Ethereum Foundation, a Swiss non-profit, and is generally acknowledged to be the work of inventor and co-founder Vitalik Buterin. As the Ethereum Network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Ethereum Network protocol. The lack of guaranteed financial incentive for contributors to maintain or develop the Ethereum Network and the lack of guaranteed resources to adequately address emerging issues with the Ethereum Network may reduce incentives to address the issues adequately or in a timely manner. This may adversely affect the functionality of the ZidduWC and, accordingly, an investment in us.

If a malicious actor or botnet obtains control in excess of 50 percent of the processing power active on the Ethereum Network, it is possible that such actor or botnet could manipulate the Ethereum Blockchain in a manner that adversely affects an investment in us.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on the Ethereum Network, it may be able to alter the Blockchain on which the Ethereum Network and all ZidduWC transactions rely by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the Ethereum Network can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new ZidduWC or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own ZidduWC (i.e., spend the same ZidduWC in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power on the Ethereum Network or the ZidduWC community does not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible. Such changes could adversely affect an investment in us.

The acceptance of Ethereum Network software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in the Ethereum Network could result in a “fork” in the Blockchain, resulting in the operation of two separate networks until such time as the forked Blockchains are merged. The temporary or permanent existence of forked Blockchains could adversely impact an investment in us.

Ethereum is an open source project and, although there is an influential group of leaders in the Ethereum Network community including the Ethereum Foundation, there is no official developer or group of developers that formally controls the Ethereum Network. Any individual can download the Ethereum Network software and make any desired modifications, which are proposed to users and miners on the Ethereum Network through software downloads and upgrades, typically posted to the ETH development forum on GitHub.com. A substantial majority of miners and ETH users must consent to those software modifications by downloading the altered software or upgrade that implements the changes; otherwise, the changes do not become a part of the Ethereum Network. Since the Ethereum Network’s inception, changes to the Ethereum Network have been accepted by the vast majority of users and miners, ensuring that the Ethereum Network remains a coherent economic system; however, a developer or group of developers could potentially propose a modification to the Ethereum Network that is not accepted by a vast majority of miners and users, but that is nonetheless accepted by a substantial population of participants in the Ethereum Network. In such a case, and if the modification is material and/or not backwards compatible with the prior version of Ethereum Network software, a fork in the Blockchain could develop and two separate Ethereum Networks could result, one running the pre-modification software program and the other running the modified version (i.e., a second “Ethereum” network). Such a fork in the Blockchain typically would be addressed by community-led efforts to merge the forked Blockchains, and several prior forks have been so merged. This kind of split in the Ethereum Network could materially and adversely impact an investment in us and, in the worst-case scenario, harm the sustainability of the Ethereum Network’s economy.

Demand for ETH is driven, in part, by its status as the most prominent and secure Digital Asset. It is possible that a Digital Asset other than ETH could have features that make it more desirable to a material portion of the Digital Asset user base, resulting in a reduction in demand for ETH, which could have a negative impact on the functionality of the ZidduWC ETH and adversely affect an investment in us.

The Ethereum Network and ETH, as an asset, hold an earlier mover advantage over other Digital Assets. This early mover advantage is driven in large part by having a larger user base and, more importantly, large combined mining power in use to secure the Blockchain and transaction verification system. Having a large mining network results in greater user confidence regarding the security and long-term stability of a Digital Asset’s network and its block chain; as a result, the advantage of more users and miners makes a Digital Asset more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens the first-to-market advantage.

As of January 16, 2018, there were over one thousand four hundred (1,400) alternate Digital Assets (or altcoins) tracked by CoinMarketCap, having a total market capitalization (including the market capitalization of ETH) of approximately $579 billion, using market prices and total available supply of each Digital Asset. This included altcoins using a “proof of work” mining structure similar to Ethereum, and those using a “proof of stake” transaction verification system that is different than Ethereum’s mining system (e.g., Peercoin, Bitshares and NXT). As of January 16, 2018, ETH’s market cap was $108 billion. Despite the early-mover advantage of the Ethereum Network over other Digital Assets, it is possible that another Digital Asset could become materially popular due to either a perceived or exposed shortcoming of the Ethereum Network protocol that is not immediately addressed by the Ethereum contributor community or a perceived advantage of an altcoin that includes features not incorporated into Ethereum. If a Digital Asset obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce ETH’s market share as well as other Digital Assets we may become involved in and have a negative impact on the demand for, and price of, the ZidduWC and could adversely affect an investment in us.

Our ability to adopt technology in response to changing security needs or trends poses a challenge to the safekeeping of our Digital Assets.

The history of the Ethereum Exchange Market has shown that Ethereum Exchanges and large holders of ETH must adapt to technological change in order to secure and safeguard their ETH and other Digital Assets. We believe that we may be an appealing target of security threats based on the size of our ZidduWC holdings. To the extent that we are unable to identify and mitigate or stop new security threats, our ZidduWC may be subject to theft, loss, destruction or other attack, which could adversely affect an investment in us. We regularly monitor our Ethereum Blockchain transactions by using two-factor authorization by e-mail and text message verification.

Security threats to us could result in, a loss of Company’s Digital Assets, or damage to the reputation and our brand, each of which could adversely affect an investment in us.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the Ethereum Exchange Market since the launch of the Ethereum Network. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our ZidduWC and other Digital Assets. Any breach of our infrastructure could result in damage to our reputation which could adversely affect an investment in us. Furthermore, we believe that, as our assets grow, it may become a more appealing target for security threats such as hackers and malware.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of ours, or otherwise, and, as a result, an unauthorized party may obtain access to our, private keys, data or ZidduWC. Additionally, outside parties may attempt to fraudulently induce employees of ours to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of our security system could be harmed, which could adversely affect an investment in us.

In the event of a security breach, we may be forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect an investment in us.

A loss of confidence in our security system, or a breach of our security system, may adversely affect us and the value of an investment in us.

We will take measures to protect us and our ZidduWC and other Digital Assets from unauthorized access, damage or theft; however, it is possible that the security system may not prevent the improper access to, or damage or theft of our ZidduWC. A security breach could harm our reputation or result in the loss of some or all of our ZidduWC. A resulting perception that our measures do not adequately protect our Digital Assets could result in a loss of current or potential shareholders, reducing demand for our Common Stock and causing our shares to decrease in value.

Our ZidduWC and other Digital Assets may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of our ZidduWC could be lost, stolen or destroyed. We believe that our ZidduWC and other Digital Assets will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our ZidduWC and other Digital Assets. Access to our Digital Assets could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Any of these events may adversely affect our operations and, consequently, an investment in us.

The limited rights of legal recourse against us, and our lack of insurance protection expose us and our shareholders to the risk of loss of our ZidduWC and other Digital Assets for which no person is liable.

The ZidduWC and other Digital Assets held by us are not insured. Therefore, a loss may be suffered with respect to our ZidduWC which is not covered by insurance and for which no person is liable in damages which could adversely affect our operations and, consequently, an investment in us.

Techniques employed by manipulative short sellers in cyptocurrency stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, YouTube and publication by Tweeting or blogging have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers with limited trading volumes are susceptible to higher volatility levels than U.S. domestic large-cap stocks, and can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

You should be aware that in light of the relative freedom to operate that such persons enjoy, in case of a short-seller attack, our stock may suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

In March of 2018, Andrew Left of Citron Research tweeted “If you are fortunate enough to get a borrow, indeed $LFIN is a pure stock scheme. @sec_enforcement should not be far behind. Filings and press releases are riddled with inaccuracies and fraud.” In addition, a report published on the Seeking Alpha website on March 23, 2018 alleged that the addition of our Class A Stock to the Russell 2000 index was in error, which led to our Class A Common Stock being removed from the Russell 2000 index. As a result of these communications, our Class A Stock price declined almost 40% in a two day period.

Regulatory changes or actions may restrict the use of Digital Assets or the operation of trading markets in a manner that adversely affects an investment in us.

Until recently, little or no regulatory attention has been directed toward ETH, other Digital Assets and the markets where they trade by U.S. federal and state governments, foreign governments and self-regulatory agencies. As ETH has grown in popularity and in market size and initial coin offerings which tend to be Digital Securities, the SEC, Federal Reserve Board, U.S. Congress and certain other U.S. agencies (e.g., the CFTC, FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of the initial coin offerings, Ethereum Network, ETH users and the Ethereum Exchange Market.

On July 25, 2017, the SEC issued its Report which concluded that Digital Assets or tokens issued for the purpose of raising funds may be securities within the meaning of the federal securities laws. The Report focused on the activities of a virtual organization which offered tokens in exchange for ETH. The Report emphasized that whether Digital Asset is a security is based on the facts and circumstances. Although the Company’s activities are not focused on raising capital or assisting others that do so, the federal securities laws are very broad, and there can be no assurances that the SEC will not take enforcement action against the Company in the future including for the sale of unregistered securities in violation of the Securities Act or acting as an unregistered investment company in violation of the Investment Company Act. The SEC has taken various actions against persons or entities misusing ETH in connection with fraudulent schemes (e.g., Ponzi scheme), inaccurate and inadequate publicly disseminated information, and the offering of unregistered securities. More recently, the SEC suspended trading in three Digital Asset public companies. The CFTC has determined that ETH and other virtual currencies are commodities and the sale of derivatives based on digital currencies must be done in accordance with the provisions of the CEA and CFTC regulations. Also of significance, is that the CFTC appears to have taken the position that ETH is not encompassed by the definition of currency under the CEA and CFTC regulations. The CFTC defined ETH and other “virtual currencies” as “a digital representation of value that functions as a medium of exchange, a unit of account, and/or a store of value, but does not have legal tender status in any jurisdiction. Bitcoin and other virtual currencies are distinct from ‘real’ currencies, which are the coin and paper money of the United States or another country that are designated as legal tender, circulate, and are customarily used and accepted as a medium of exchange in the country of issuance.” To the extent that the ZidduWC itself is determined to be a security, commodity future or other regulated asset, or to the extent that a US or foreign government or quasi-governmental agency exerts regulatory authority over the Ethereum Network or ETH trading and ownership, trading or ownership in ZidduWC or an investment in us may be adversely affected.

The CFTC affirmed its approach to the regulation of Bitcoin and Bitcoin-related enterprises on June 2, 2016, when the CFTC settled charges against Bitfinex, a Ethereum Exchange based in Hong Kong. In its Order, the CFTC found that Bitfinex engaged in “illegal, off-exchange commodity transactions and failed to register as a futures commission merchant” when it facilitated borrowing transactions among its users to permit the trading of Bitcoin on a “leveraged, margined or financed basis” without first registering with the CFTC. In 2017 the CFTC stated that it would consider Bitcoin and other virtual currencies as commodities or derivatives depending on the facts of the offering. In December 2017, Bitcoin and ETH futures trading commenced on two CFTC regulated futures markets.

Local state regulators such as the NYSDFS have also initiated examinations of ETH, the Ethereum Network and the regulation thereof. In July 2014, the NYSDFS proposed the first US regulatory framework for licensing participants in “virtual currency business activity.” The regulations, known as the “BitLicense,” are intended to focus on consumer protection and, the NYSDFS issued its final “BitLicense” regulatory framework in June 2015. The “BitLicense” regulates the conduct of businesses that are involved in “virtual currencies” in New York or with New York customers and prohibits any person or entity involved in such activity to conduct activities without a license.

Ethereum currently faces an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions such as the European Union, China and Russia.

The effect of any future regulatory actionon us, the ZidduWC, ETH, or other Digital Assets is impossible to predict, but such change could be substantial and adverse to us and could adversely affect an investment in us.

It may be illegal now, or in the future, to acquire, own, hold, sell or use ZidduWC or other Digital Assets in one or more countries, and ownership of, holding or trading in our Company’s securities may also be considered illegal and subject to sanction.

Although currently ZidduWC and other Digital Assets are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China may take regulatory actions in the future that restricts the right to acquire, own, hold, sell or use ZidduWC or other Digital Assets or to exchange Digital Assets for currency. Such an action may also result in the restriction of ownership, holding or trading in our securities. Such restrictions may adversely affect an investment in us.

If regulatory changes or interpretations of our activities require our registration as a MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to register and comply with such regulations. If regulatory changes or interpretations of our activities require the licensing or other registration of us as a money transmitter (or equivalent designation) under state law in any state in which we operate, we may be required to seek licensure or otherwise register and comply with such state law. In the event of any such requirement, to the extent the Company decides to continue, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease the Company’s operations. Any termination of certain Company operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

To the extent that the activities of the Company cause it to be deemed a MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, the Company may be required to comply with FinCEN regulations, including those that would mandate the Company to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that the activities of the Company cause it to be deemed a “money transmitter” (or equivalent designation) under state law in any state in which the Company operates, the Company may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may including the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the NYSDFS has finalized its “BitLicense” framework for businesses that conduct “virtual currency business activity,” the Conference of State Bank Supervisors has proposed a model form of state level “virtual currency” regulation and additional state regulators including those from California, Idaho, Virginia, Kansas, Texas, South Dakota and Washington have made public statements indicating that virtual currency businesses may be required to seek licenses as money transmitters. In July 2016, North Carolina updated the law to define “virtual currency” and the activities that trigger licensure in a business-friendly approach that encourages companies to use virtual currency and blockchain technology. Specifically, the North Carolina law does not require miners or software providers to obtain a license for multi-signature software, smart contract platforms, smart property, colored coins and non-hosted, non-custodial wallets. Starting January 1, 2016, New Hampshire requires anyone exchanges a digital currency for another currency must become a licensed and bonded money transmitter. In numerous other states, including Connecticut and New Jersey, legislation is being proposed or has been introduced regarding the treatment of ETH and other Digital Assets. The Company will continue to monitor for developments in such legislation, guidance or regulations.

Such additional federal or state regulatory obligations may cause the Company to incur extraordinary expenses, possibly affecting an investment in the Class A Common Stock in a material and adverse manner. Furthermore, the Company and its service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If the Company is deemed to be subject to and determines not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate the Company. Any such action may adversely affect an investment in us.

Current interpretations require the regulation of ETH and other Digital Assets under the CEA by the CFTC, we may be required to register and comply with such regulations. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

Current and future legislation, CFTC and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which ZidduWC and other Digital Assets are treated for classification and clearing purposes. In particular, derivatives on these assets are not excluded from the definition of “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of ZidduWC and other Digital Assets under the law.

Ethereum has been deemed to fall within the definition of a commodity and, we may be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator and to register us as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us. No CFTC orders or rulings are applicable to our business.

If regulatory changes or interpretations require the regulation of ETH and other Digital Assets (in contrast to Digital Securities) under the Securities Act and Investment Company Act by the SEC, we may be required to register and comply with such regulations. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. This would likely have a material adverse effect on us and investors may lose their investment.

Current and future legislation and SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which ETH are treated for classification and clearing purposes. The SEC’s July 25, 2017 Report expressed its view that Digital Assets may be securities depending on the facts and circumstances. As of the date of this report, we are not aware of any rules that have been proposed to regulate the ZidduWC as securities. We cannot be certain as to how future regulatory developments will impact the treatment of ZidduWC and other Digital Assets under the law. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

To the extent that Digital Assets including the ZidduWC are deemed by the SEC to fall within the definition of a security, we may be required to register and comply with additional regulation under the Investment Company Act, including additional periodic reporting and disclosure standards and requirements and the registration of our Company as an investment company. Additionally, one or more states may conclude ZidduWC are a security under state securities laws which would require registration under state laws including merit review laws which would adversely impact us since we would likely not comply. As stated earlier in this report, some states including California define the term “investment contract” more strictly than the SEC. Such additional registrations may result in extraordinary, non-recurring expenses of our Company, thereby materially and adversely impacting an investment in our Company. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease all or certain parts of our operations. Any such action would likely adversely affect an investment in us and investors may suffer a complete loss of their investment.

We believe that ZidduWC is not a security. As such, we do not intend to acquire securities in amounts that are equal to or greater than 40% of our assets. Should the total value of securities which we hold rise to more than 40% of our assets (exclusive of cash) we note that SEC Rule 3a-2 under the Investment Company Act provides temporary relief, as long as the issuer has a bona fide intent to not be an investment company as soon as possible. The rule may not be relied upon more than once every three years. In order to comply with the Investment Company Act, we anticipate having increased management time and legal expenses in order to analyze which Digital Assets are securities and periodically analyze our total holdings to ensure that we do not maintain more than 40% of our total assets (exclusive of cash) as securities.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of ETH or other Digital Assets as property for tax purposes (in the context of when such Digital Assets are held as an investment), such determination could have a negative tax consequence on our Company or our shareholders.

Current IRS guidance indicates that Digital Assets such as ZidduWC should be treated and taxed as property, and that transactions involving the payment of Digital Assets for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a ETH passes from one person to another, usually by means of ETH transactions (including off-Blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may have adversely affect an investment in our Company.

On December 5, 2014, the New York State Department of Taxation and Finance issued guidance regarding the application of state tax law to Digital Assets such as ETH. The agency determined that New York State would follow IRS guidance with respect to the treatment of Digital Assets such as ETH for state income tax purposes. Furthermore, they defined Digital Assets such as ETH to be a form of “intangible property,” meaning the purchase and sale of ETH for fiat currency is not subject to state income tax (although transactions of ETH for other goods and services maybe subject to sales tax under barter transaction treatment). It is unclear if other states will follow the guidance of the IRS and the New York State Department of Taxation and Finance with respect to the treatment of Digital Assets such as ETH for income tax and sales tax purposes. If a state adopts a different treatment, such treatment may have negative consequences including the imposition of greater a greater tax burden on investors in ETH or imposing a greater cost on the acquisition and disposition of ETH, generally; in either case potentially having a negative effect on prices in the Ethereum Exchange Market and may adversely affect an investment in our Company.

Foreign jurisdictions may also elect to treat Digital Assets such as ETH differently for tax purposes than the IRS or the New York State Department of Taxation and Finance. To the extent that a foreign jurisdiction with a significant share of the market of ETH users imposes onerous tax burdens on ETH users, or imposes sales or value added tax on purchases and sales of ETH for fiat currency, such actions could result in decreased demand for ETH in such jurisdiction, which could impact the price of ETH and negatively impact an investment in our Company.

We have identified several material weaknesses in our internal control over financial reporting. If our planned remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our securities.

In connection with the audit of our financial statements beginning on page F-1, the Company identified several material weaknesses in its internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis. Below are the material weaknesses identified:

●	the Company lacks qualified personnel who fully understand GAAP reporting requirements, possess appropriate skills to identify and determine proper accounting for new, complex or unusual transactions or have a proficiency in the SEC reporting environment;

●	the Company did not maintain sufficient personnel with the technical knowledge and skills to perform accounting functions for complex/non-recurring transactions and financial reporting functions;

●	the Company exhibited an overall lack of sufficient knowledge, organized and sufficient audit support, documented positions and assessments, and policies/procedures related to the accounting treatment for both complex and non-complex transactions;

●	certain segregation of duties issues exist (i.e., the same person performs the process and the control in certain areas);

●	the Company does not have any formal or documented accounting policies and procedures, including with respect to intangible assets and monitoring related parties;

●	senior financial reporting personnel have the ability to make journal entries; and

●	there is no formal review process around journal entries recorded.

Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. In light of the material weaknesses that were identified, we believe that it is possible that additional material weaknesses and control deficiencies may have been identified if such an evaluation had been performed.

The Company is working to remediate the material weaknesses, has taken steps to enhance the internal control environment, and plans to take additional steps to remediate the material weaknesses. Specifically, we will:

●	seek technically competent staff with appropriate experience applying GAAP accounting guidance and are currently utilizing a consultant with US GAAP/SEC experience to assist with financial reporting requirements;

●	design additional controls around identification, documentation and application of technical accounting guidance;

●	implement additional internal reporting procedures, including those designed to add depth to the review processes and improve segregation of duties; and

●	restructur internal controls to eliminate or improve known control issues.

The actions that we are taking are subject to ongoing senior management review as well as audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our efforts may not be successful in remediating these material weaknesses. In addition, we will incur additional costs in improving our internal control over financial reporting. If we are unable to successfully remediate these material weaknesses or if we identify additional material weaknesses, we may not detect errors on a timely basis. This could harm our operating results, cause us to fail to meet our SEC reporting obligations or NASDAQ Capital Market listing requirements on a timely basis, adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements.

In addition to the remediation efforts related to the material weaknesses described above, we are in the process of designing and implementing the internal control over financial reporting required to comply with Section 404 of the Sarbanes Oxley Act. This process will be time consuming, costly and complicated. If during the evaluation and testing process, we identify one or more other material weaknesses in our internal control over financial reporting, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Risks Related to Our Business

If we lose the services of our Chief Executive Officer, our operations would be disrupted and our business could be harmed.

Our business plan relies significantly on the continued services of our CEO, Venkata S. Meenavalli. If we were to lose his services, including through death or disability, our ability to continue to execute our business plan would be materially impaired. The Company has not entered into an employment agreement with Mr. Meenavalli and is reliant on certain relationships of Mr. Meenavalli with third parties, including, but not limited to, customers representing approximately 68% of the Company’s current revenues.

The Company and its Subsidiaries have limited insurance for their operations and are subject to various risks of loss

The Company and its subsidiaries carry directors’ and officers’ insurance. However, we do not carry general business liability insurance or other insurance applicable to our business. Successful claims against the Company would likely render us insolvent. The Company has not reserved any amounts in connection with self-insuring against any claims against the Company or its subsidiaries.

The Company is subject to market perceptions

Market perceptions of us are very important to our business, especially market perceptions of our Company and brands and the safety and quality of our products. If we, our partners and suppliers, or our brands suffer from negative publicity, or if any of our products or similar products which other companies distribute are subject to market withdrawal or recall or are proven to be, or are claimed to be, ineffective or harmful to consumers, then this could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or share price. Also, because we are dependent on market perceptions, negative publicity associated with product quality, patient illness, or other adverse effects resulting from, or perceived to be resulting from, our products, or our partners’ and suppliers’ manufacturing facilities, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or share price.

International Risks

Our business is subject to risks associated with doing business internationally. Sales outside of the US make up 100% percentage of our net sales. Additional risks associated with our international operations include: differing local product preferences and product requirements; trade protection measures and import or export licensing requirements; difficulty in establishing, staffing, and managing operations; differing labor regulations; potentially negative consequences from changes in or interpretations of tax laws; political and economic instability, including sovereign debt issues; price controls, limitations on participation in local enterprises, expropriation, nationalization, and other governmental action; inflation, recession, and fluctuations in interest rates; compulsory licensing or diminished protection of intellectual property; and potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery, and other similar laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act. Events contemplated by these risks may, individually or in the aggregate, have a material adverse effect on our revenues and profitability.

We may interpret or implement required policies incorrectly.

We follow generally accepted accounting principles (GAAP) for the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

Item 1B.	Unresolved Staff Comments

The Company is in the process of responding to a comment letter from the SEC dated March 26, 2018 related to the asset acquisition of Ziddu.com.

Item 2.	Properties

Our corporate and executive office is located at 16-017, 85 Broad Street, New York NY 10004. We are not currently under a lease agreement at 16-017, 85 Broad Street, New York NY 10004. We are in current negotiations for larger office accommodations in New York City and plan to move all our key management personnel to this office. We will have sufficient space for expansion of trading activities as required. We do not own any real property.

Item 3.	Legal Proceedings

We may become subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no claims that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our Class A Common Stock has been quoted on the Nasdaq Capital Market since December 12, 2017, under the symbol “LFIN.” Prior to this, there was no public market for our Common Stock.

The following table sets forth the high and low closing sale prices of our Class A Common Stock for the period indicated.

Fiscal Year Ended December 31, 2017	High	Low
Fourth Quarter (starting December 12, 2017)	$142.82	$4.69

Holders

As of December 31, 2017, there were 76,540,989 shares of Common Stock outstanding held by 384 record stockholders.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

On February 12, 2018, the Company adopted the Longfin 2018 Omnibus Equity Incentive Plan authorizing the grant of awards up to 2,000,000 shares of Class A Common Stock.

Recent Sales of Unregistered Securities.

We have not issued any unregistered or restricted shares of Common Stock during the calendar year-ended December 31, 2017 that have not already been disclosed in our Current Reports on Form 8-K, except as follows:

In December 2017, the Company completed the initial public offering of its Class A Common Stock, par value $0.00001 per share to investors at a public offering price of $5.00 per share pursuant to the exemption afforded under Regulation A promulgated under the Securities Act. A total of 1,140,989 shares of Class A Common Stock were issued in the offering. Network1 Financial Securities, Inc. acted as the placement agent for the offering and received $438,757 in commissions and five-year warrants to purchase an aggregate of 39,834 shares of Class A Common Stock at an exercise price equal to $7.50 per share in the offering.

In December 2017, the Company acquired the Ziddu.com website from a related party, Meridian Enterprises Pte. Ltd., a Singapore corporation (“Meridian”), in exchange for the issuance of 2.5 million restricted shares of Class A stock. Exemption from registration for the above transaction was claimed by the Company pursuant to Section 4(a)(2) of the Securities Act based on the facts and circumstances of the acquisition.

In September 2017, the Company issued Mr. Krishanu Singhal an aggregate of 3,375,000 shares of restricted Class A Common Stock in consideration of services rendered and to be rendered to the Company. On March 19, 2018, the Company executed an agreement to cancel 2,000,000 of the 3,375,000 shares of Class A Common Stock issued and will pay Mr. Singhal $100,000 in cash compensation. Exemption from registration for the above transaction was claimed by the Company pursuant to Section 4(a)(2) of the Securities Act based on the facts and circumstances of the issuance to an officer of the Company.

In June 2017, the Company acquired Longfin Tradex Pte. Limited from two related parties, Stampede Capital Limited (“SCL”) and Mr. Venkata S. Meenavalli, in exchange for the issuance of 27.5 million restricted shares of Class A stock to SCL and 22.5 million restricted shares of Class B stock to Mr. Venkata S. Meenavalli. In June 2017, Mr. Venkat S Meenavalli was issued 10 million restricted shares of Class A stock in lieu of cash compensation for the services rendered to the company. Exemption from registration for the above transaction was claimed by the Company pursuant to Section 4(a)(2) of the Securities Act based on the facts and circumstances of the acquisition.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of the Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this report.

Business Overview

Longfin is a finance and technology company (“FINTECH”) that specializes in structured trade finance (Alternative Finance) solutions and physical commodities finance (Shadow Banking) solutions. On June 19, 2017, Longfin acquired 100% of the global trade finance technology solution provider, Longfin Tradex Pte. Ltd., (“Stampede –Tradex Pte Ltd”), - a Singapore incorporated entity and post-acquisition Longfin Tradex has become a subsidiary of Longfin.

In December 2017, the Company completed the initial public offering of its Class A Common Stock, par value $0.00001 per share to investors at a public offering price of $5.00 per share pursuant to the exemption afforded under Regulation A promulgated under the Securities Act. A total of 1,140,989 shares of Class A Common Stock were issued in the offering.

Longfin’s acquisition of the website www.Ziddu.com and all of its respective content and intellectual property rights (“Ziddu”) of Meridian Enterprises Pte. Ltd. (“Meridian”) on December 11, 2017, gave the Company access to Blockchain empowered technology that can offer Micro-Lending against Collateralized Warehouse Receipts in the form of Ziddu Tokens to Small and Medium Enterprises (SMEs), Processors, Manufactures, Importers and Exporters across continents. The Company issued 2,500,000 shares of its Class A Common Stock in connection with the purchase, from Meridian, a company owned 92% by Mr. Meenavalli. The acquisition of Ziddu has been accounted for as an asset acquisition between entities under common control and was recorded at Meridian’s historical carrying value of $0 (zero). The website and related content and intellectual property comprised substantially all of the value acquired. Meridian had not recognized revenue related to Ziddu historically.

Financial Operations Overview

Revenue

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When the revenue recognition criteria are not met, the Company defers the recognition of revenue by recording deferred revenue on the balance sheet until such time that all criteria are met.

The Company’s revenue consists of the following:

Physical Commodity Contracts — We recognize revenue from the sale of physical commodities for sale to our customers. Additionally, we determine whether the financial statement presentation of revenues should be on a gross or net basis. With respect to our physical commodity contracts, we act as a principal and take title of the physical commodities and assume the risks and rewards of ownership. We record settlement of our physical commodity contracts on a gross basis.

Technology services revenue, consist of fees paid by third parties for using the Company’s proprietary risk management and trading infrastructure technology and provision of associated services.

Other revenue consists of incentive income that is received pursuant to agreements with exchanges and recognized when earned.

Operating Expenses

Our operating expenses consist of expenses directly related to our sale of physical commodities and technology revenue, non-cash stock-based compensation, amortization of our acquired intangibles related to the Longfin Tradex acquisition, depreciation related to our computer equipment, and other general and administrative expenses consisting of legal, accounting and professional fees, employee related expenses, occupancy, travel, non-income-based taxes and overhead expenses.

We expect to incur additional expenses to support our growth. as well as our transition to being a publicly traded company.

Other income (expense), net

Other income (expense), net, consists of gains and losses realized from foreign currency transactions.

Provision for income taxes

Provision for income taxes consists primarily of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. For the periods presented, the difference between the U.S. statutory rate and our effective tax rate is primarily due to the valuation allowance on deferred tax assets. Our effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate. We maintain a full valuation allowance on our net deferred tax assets for federal, state, and certain foreign jurisdictions as we have concluded that it is not more likely than not that the deferred assets will be realized.

Results of Operations

For the period from February 1, 2017 (inception) through December 31, 2017

The following table presents our results of operations and as a percentage of our total revenues for the period from February 1, 2017 through December 31, 2017 (in thousands):

For the period from February 1, 2017 (inception) through December 31, 2017
Revenue:	$75,048
Operating expenses	100,686
Loss from operations	(25,638)
Other income, net	5
Loss before income taxes	(25,633)
Income tax expense	736
Net loss	$(26,369)

Revenue

Revenue during the period from February 1, 2017 through December 31, 2017 consists of the following (in thousands):

For the period from February 1, 2017 (inception) through December 31, 2017
Sale of physical commodities	$66,603
Technology revenue	8,413
Other revenue	32
$75,048

Revenue primarily consists of $66.6 million related to the sale of physical commodities for sale to our customers. Technology revenue of $8.4 million is comprised of fees paid by third parties for using our proprietary risk management and trading infrastructure technology. Other revenue consists of incentive income received from exchanges that is recognized when earned.

Operating Expenses

Operating expenses during the period from February 1, 2017 through December 31, 2017 consists of the following (in thousands):

For the period from February 1, 2017 (inception) through December 31, 2017
Cost of physical commodities revenues	$65,062
Cost of trading revenue	3,840
Stock-based compensation	25,986
Employee compensation and payroll taxes	409
Operations and administrative	786
Depreciation and amortization	1,308
Amortization of acquired intangible assets	3,295
Total operating expenses	$100,686

Operating expenses primarily consists of $65.1 million of expenses directly related to our sale of physical commodities, $26 million of non-cash stock-based compensation expense due to Class A common shares issued to our Chief Executive Officer and former Chief Financial officer, $3.8 million of costs related to our technology revenue, $3.3 million of amortization expense related to the intangible assets acquired with the Longfin Tradex acquisition, $1.3 million of depreciation and amortization related to the Company’s computer equipment, $0.8 million of other operations and administrative expenses including legal and professional fees and $0.4 million of employee compensation and payroll taxes.

Other income, net

Other income, net, consists of nominal gains recorded from our foreign currency transactions.

Income tax expense

Income tax expense of $0.7 million includes current tax expense of $0.5 million which includes U.S. federal income tax expense of $0.6 million related to the treatment of foreign income upon transition to a participation exemption system of taxation (“Transition Tax”) offset a by foreign tax benefit of $0.1 million and deferred tax expense of $0.2 million related to foreign deferred tax liabilities.

Cash Flows for the period from February 1, 2017 (inception) through December 31, 2017 (in thousands):

For the period from February 1, 2017 (inception) through December 31, 2017
Cash and cash equivalents at the beginning of the period	$-
Net cash provided by operating activities	3,509
Net cash (used in) investing activities	(6,269)
Net cash provided by financing activities	4,949
Cash and cash equivalents at the end of the period	$2,189

Operating Activities

For the period from February 1, 2017 through December 31, 2017, net cash provided by operating activities was $3.5 million, which primarily consisted of our net loss of $26.4 million, adjusted for non-cash stock-based compensation expenses of $26 million, depreciation and amortization expenses of $4.6 million, deferred taxes of $0.3 million, and net cash inflow of $1.0 million from operating assets and liabilities. The inflow from operating assets and liabilities was primarily due to $24.9 million of accounts receivable, a net $1.1 million due from related parties, $21.3 million of accounts payable, $3.3 million of accrued expenses primarily related to customer deposits and $0.5 million for income taxes payable.

Investing Activities

For the period from February 1, 2017 through December 31, 2017, net cash used in investing activities was $6.3 million, which is primarily related to the purchase of computer software.

Financing Activities

For the period from February 1, 2017 through December 31, 2017, net cash provided by financing activities was $4.9 million, which consists of $5.7 million of cash received from the issuance of 1,140,989 shares of our Class A Common Stock related to our public offering, net of cash offering expenses of $0.8 million.

Liquidity and Capital Resources

Overview

As of December 31, 2017, we had $2.2 million in cash and $36.8 million in accounts receivable and total liabilities of $39.3 million. As of April 2, 2018, the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Financing and will not be able to obtain additional monies through the Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is declared effective by the Securities and Exchange Commission.

Since our inception, we have financed our operations primarily through equity issuances and cash generated from our operations.

Our principal uses of cash in recent periods have been funding our operations.

On December 12, 2017, we sold 1,140,989 shares of our Class A Common Stock pursuant to Regulation A of the Securities Act of 1933 at a price of $5.00 per share. Net proceeds from the Public Offering totaled $4.9 million, net of cash offering expenses of $0.8 million.

Going Concern

The Company has limited operating history and experienced a net loss of $26.4 million since its inception. The Company has $2.1 million of cash at December 31, 2017. The Company operates primarily in structured trade finance and providing technology services and our operating costs are primarily related to the cost of providing those services, employee compensation and administrative expenses.

On January 22, 2018, pursuant to a Securities Purchase Agreement (“SPA”) entered into by an institutional investor (the “Investor”), the Company agreed to sell and issue (1) (i) Senior Convertible Notes to the Investor in the aggregate principal amount of $52,700,000 (each, a “Note” and collectively, the “Notes”), consisting of a Series A Note in the principal amount of $10,095,941 and (ii) a Series B Note in the principal amount of $42,604,059, and (2) a warrant to purchase 751,894 shares of Longfin Class A Common Stock, exercisable for a period of five years at an exercise price of $38.55 per share (the “Warrant”), for consideration consisting of (i) a cash payment of $5,000,000, and (ii) a secured promissory note payable by the Investor to Longfin (the “Investor Note”) in the principal amount of $42,604,059 (collectively, the “Financing”). On February 13, 2018, the Company completed the Financing and related sale and issuance of the Notes, the Warrant and a placement agent warrant. The maturity date of the Notes is August 13, 2019 and the Investor Note is February 13, 2048. To date, the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Financing and will not be able to obtain additional monies through the Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is declared effective by the Securities and Exchange Commission or such shares are eligible for resale pursuant to Rule 144 under the Securities Act, or the investor elects to convert or exercise such securities not with standing the underlying shares have not been so registered or are then so eligible.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the monies from the Financing and the attainment of profitable operations. These factors, which are not within the Company’s control, raise substantial doubt regarding the Company’s ability to continue as a going concern. Although it is actively working on obtaining the additional funding pursuant to the Financing, the Company cannot make any assurances that the additional monies will be available to it and, if available, on a timely basis. If the Company is unable to obtain the monies from the Financing, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Private Placement of Notes and Warrants

On January 22, 2018, pursuant to a Securities Purchase Agreement (“SPA”) entered into by an institutional investor (the “Investor”), we agreed to sell and issue (1) (i) Senior Convertible Notes to the Investor in the aggregate principal amount of $52.7 million (each, a “Note” and collectively, the “Notes”), consisting of a Series A Note in the principal amount of $10.1 million (the “Series A Notes”), and (ii) a Series B Note in the principal amount of $42.6 million, and (2) warrants to purchase 751,894 shares of Longfin Class A Common Stock, exercisable for a period of five years at an exercise price of $38.5493 per share (the “Investor Warrant”), for consideration consisting of (i) a cash payment of $5.0 million, and (ii) a secured promissory note payable by the Investor to Longfin (the “Investor Note”) in the principal amount of $42.6 million (the “Investor Note Principal”) (collectively, the “Financing”). The Financing will be consummated pursuant to the exemption from registration provided by Rule 506(b) promulgated under the Securities Act. On February 13, 2018, we completed the Financing and related sale and issuance of the Notes, the Warrant and a placement agent warrant. The maturity date of the Notes is August 13, 2019 and the Investor Note is February 13, 2048.

We believe our existing cash and cash equivalents, together with cash provided by operations and the initial $5.0 million pursuant to the Financing, will not be sufficient to meet our needs for the foreseeable future. As of April 2, 2018, the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Financing and will not be able to obtain additional monies through the Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is declared effective by the Securities and Exchange Commission or such shares are eligible for resale pursuant to Rule 144 under the Securities Act, or the investor elects to convert or exercise such securities not with standing the underlying shares have not been so registered or are then so eligible. Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support further infrastructure development, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our platform, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office space which is leased on a month to month basis.

Recently Issued Accounting Standards

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the Emerging Issues Task Force). This update attempts to reduce diversity in practice and provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect this new guidance to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This update attempts to reduce diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect this new guidance to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduces a new accounting model, referred to as the current expected credit losses (CECL) model, for estimating credit losses on certain financial instruments and expands the disclosure requirements for estimating such credit losses. Under the new model, an entity is required to estimate the credit losses expected over the life of an exposure (or pool of exposures). The guidance also amends the current impairment model for debt securities classified as available-for-sale securities. The new guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We will evaluate the impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new provisions, all lessees will report on the balance sheet a right-of-use asset and a liability for the obligation to make payments with the exception of those leases with a term of 12 months or less. The new provisions will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We will evaluate the expected impact of this standard on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance relating to the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. We do not expect this new guidance to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The standard requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts in the statement of cash flows and also requires disclosures regarding the nature of restrictions on cash, cash equivalents and restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods and requires retrospective adoption with early adoption permitted. The Company does not expect this new guidance to have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company will evaluate the expected impact of this standard on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The standard better aligns an entity’s hedging activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The standard will prospectively make hedge accounting easier to apply to hedging activities and also enhances disclosure requirements for how hedge transactions are reflected in the financial statements when hedge accounting is elected. The standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will evaluate the future effect this standard may have on our financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) as modified by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. We will adopt the new standard effective January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 will not have a material impact on our consolidated financial position, results of operations, equity or cash flows.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included elsewhere in this report are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When the revenue recognition criteria are not met, the Company defers the recognition of revenue by recording deferred revenue on the balance sheet until such time that all criteria are met.

The Company’s revenue consists of the following:

Physical Commodity Contracts — We recognize revenue from the sale of physical commodities for sale to our customers. Additionally, we determine whether the financial statement presentation of revenues should be on a gross or net basis. With respect to our physical commodity contracts, we act as a principal and take title of the physical commodities and assume the risks and rewards of ownership. We record settlement of our physical commodity contracts on a gross basis.

Technology services revenue, consists of fees paid by third parties for using the Company’s proprietary risk management and trading infrastructure technology and provision of associated services.

Common Stock Valuations

Prior to the Company’s initial public offering, the valuation of our common stock was determined based on the guidelines outlined in the American Institute of Certified Public Accountants Accounting & Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

We considered objective and subjective factors to determine our best estimate of the fair value of our common stock including contemporaneous valuations of the Company’s common stock, the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving a liquidity event, such as an initial public offering given prevailing market conditions; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

During 2017, prior to our initial public offering in December 12, 2017, the equity value of our business was determined using the market approach. The market approach estimates the fair value of a company by applying market multiples of comparable publicly traded companies in the same industry or similar lines of business. The selection of our comparable industry peer companies requires us to make significant judgments as to the comparability of these companies to us. We considered several factors including business description, business size, market share, revenue model, development stage and historical operating results.

Business Combinations

The Company uses estimates and assumptions to assign a fair value to the tangible and intangible assets acquired and liabilities assumed in business combinations as of the acquisition date. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are related to the acquisition of Stampede. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill.

The Company reviews goodwill at least annually for possible impairment. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying values. The Company tests its goodwill each year on December 31st. The Company reviews the carrying value of goodwill utilizing a market capitalization approach which was based upon the closing price of the Company’s stock price. As of December 31, 2017, the fair value of the Company’s reporting unit was in excess of carrying value and goodwill was not deemed to be impaired.

Finite Lived Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over the asset’s estimated economic life and are tested for impairment based on undiscounted cash flows and, if impaired, are written down to fair value based on discounted cash flows. The identified intangible assets are amortized over 8 years for developed technology and 3 years for customer relationships.

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the years ended December 31, 2017.

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including the estimation of the underlying deemed fair value of Common Stock (prior to the Public Offering), the valuation of acquired intangible assets and goodwill from business combinations, the recoverability and useful lives (indefinite or finite) of intangible assets, and the assessment of impairment of goodwill.

We base our estimates on limited historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in the notes to our financial statements appearing elsewhere in this Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $2.2 million as of December 31, 2017. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item is set forth in the consolidated financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a15(e) and 15d-15(e), as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

No system of controls can prevent errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur. Controls can also be circumvented by individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Subject to the limitations above, management believes that the consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of December 31, 2017 due to the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which has caused management to conclude that as of December 31, 2017 our internal control over financial reporting were not effective at the reasonable assurance level:

●	the Company lacks qualified personnel who fully understand GAAP reporting requirements, possess appropriate skills to identify and determine proper accounting for new, complex or unusual transactions or have a proficiency in the SEC reporting environment;

●	the Company did not maintain sufficient personnel with the technical knowledge and skills to perform accounting functions for complex/non-recurring transactions and financial reporting functions;

●	the Company exhibited an overall lack of sufficient knowledge, organized and sufficient audit support, documented positions and assessments, and policies/procedures related to the accounting treatment for both complex and non-complex transactions;

●	certain segregation of duties issues exist (i.e., the same person performs the process and the control in certain areas);

●	the Company does not have any formal or documented accounting policies and procedures, including with respect to intangible assets and monitoring related parties;

●	senior financial reporting personnel have the ability to make journal entries; and

●	there is no formal review process around journal entries recorded.

Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. In light of the material weaknesses that were identified, we believe that it is possible that additional material weaknesses and control deficiencies may have been identified if such an evaluation had been performed.

The Company is working to remediate the material weaknesses, has taken steps to enhance the internal control environment, and plans to take additional steps to remediate the material weaknesses. Specifically, we will:

●	seek technically competent staff with appropriate experience applying GAAP accounting guidance and currently utilizing a consultant with US GAAP/SEC experience to assist with financial reporting requirements;

●	design additional controls around identification, documentation and application of technical accounting guidance;

●	implement additional internal reporting procedures, including those designed to add depth to the review processes and improve segregation of duties; and

●	restructur internal controls to eliminate or improve known control issues.

Notwithstanding the existence of the material weaknesses in the Company’s internal control over financial reporting, the Company’s management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of the Independent Registered Public Accounting Firm. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Item 9B.	Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

●	the names of our current directors and executive officers,
●	their ages as of April 2, 2018, which is the date for filing of this 10-K; and
●	the capacities in which they currently serve the Company:

Name	Age	Position

Venkat S. Meenavalli	47	Founder, Chairman and Chief Executive Officer
Ghanshyam Dass	66	Director (1,2,3,4,5,6)
Vivek Kumar Ratakonda	54	Chief Financial Officer and Director (1)
Yogesh Patel	55	Global Head – Officer, Director and Secretary
Linga Murthy Gaddi	39	Chief Technical Officer and Director (1)
David Nichols	43	Director (1,2,3,4,5,6)
John Parker	58	Director (1,2,3)
Henry Wang	50	Director (1,2,3,4,5,6)

(1)	Board Member
(2)	Independent director
(3)	Audit Committee Member
(4)	Compensation Committee Member
(5)	Nomination Committee Member
(6)	Committees Chairman

Executive Officers and directors

Venkat S. Meenavalli - Founder, Chairman and Chief Executive Officer

Venkat is an entrepreneur and is multitalented with his high skill and knowledge when it comes to IT, Finance, Fintech, Trading, Venture Capital, PE / Mezzanine Debt, Real Estate, Advisory and Re-Insurance and established business houses in Singapore, UK, US, India, Dubai and St. Vincent.

Venkat holds an advanced diploma from Maritime Communication Australia, a PG Diploma in International Trade Finance from Middlesex, is a Novell Certified Network Engineer and Microsoft Certified engineer and is a Microsoft Internet Security Engineer. He is a widely read world traveler, an eloquent speaker, dynamic administrator and analytical thinker with business acumen. He is always adopting and applying new concepts that suit contemporary and modern business challenges.

Venkat is a true believer in disruptive technologies and believes that every piece of information is worth millions. He is also a true believer in the alchemy of structured trade finance.

Ghanshyam Dass, Director

Mr Dass is senior advisor, KPMG. Assisting KPMG team in the region to develop and further strengthen core businesses, by maximizing business opportunities, optimizing market synergies and complementarities across industry sectors as also strengthening relationship with the Regulators, various trade bodies and Government Departments at Centre and State Level. He completed his Masters in Linguistics (an Inter Disciplinary Course) from Jawaharlal Nehru University, New Delhi and Bachelor’s degree with Honours in Economics from Delhi University, New Delhi, India.

Ghanshyam has had a career in domestic, international banking and Capital Markets for over 32 years. Ghanshyam joined NASDAQ OMX Group in 2000 and up until February 2009, he was Managing Director – Asia Pacific & Middle East, prior to which he was the General Manager and Chief Executive of Majan International Bank (a subsidiary of Commerz Bank A. G., Frankfurt, Germany) in the Sultanate of Oman. He also worked on several assignments, including the British Bank of the Middle East for two years as the Chief Executive Officer for its India operations, and with the Hongkong and Shanghai Banking Corporation for over ten years as Manager – South Asia & Middle East, Financial Institutions Group amongst other assignments.

In his early career, he spent over nine years with US Educational Foundation in India (as Research Assistant to a Senior Fullbright Scholar), Bank of India, Wells Fargo Bank N. A., (as Assistant Representative for India) and Marine Midland Bank, N.A.

He worked as Senior Advisor, INTEL Capital up until July 31, 2010 - Assisted Intel Capital team in the region to develop and further strengthen core businesses across Information Technology, Telecom and other related sectors.

Currently Mr Dass is:

●	Independent Director on the Boards of Jain Irrigation Systems Ltd, Jubilant Industries Ltd., Mayar Infrastructure Development Pvt. Ltd., Powerica Ltd., Estel Communications Ltd., Estel Technologies Ltd, Jubilant Agri & Consumer Products Ltd., BQ Padmavathy Finance Academy Private Limited and Mayar Health Resorts Ltd.

●	Member, The Indus Entrepreneurs (TiE), Association of Biotech Led Enterprises (ABLE)

●	Founder Member Association of Outsourcing Professionals (AOP), and President – Masters Athletic Federation of India.

●	Member, Governing Council, Bangalore International Mediation, Arbitration and Conciliation Centre (BIMACC).

●	Vice President, Para Athletics Federation of India.

●	Special Advisor to NASDAQ OMX Group

●	Trustee, The Braj Foundation

●	Advisor on the Abhaya Foundation’s National Advisory Council

Vivek Kumar Ratakonda, Director & CFO

R. Vivek Kumar is a fellow member of the Institute of Chartered Accountants of India having nearly three decades of experience in the profession of Chartered Accountants. He has consulting and industry experience. His experience inter alia includes advising on transaction structuring including mergers, acquisitions, divestitures, corporate restructuring, capital restructuring, foreign investment consulting, contract structuring and negotiations.

Mr. Vivek has experience on Global Treasury Management, Structured Finance Management, Securitization Management and Asset Back Securitization Management segments. He has expertise in conceptualizing capital structures, knowledge of regulatory framework and has advised on direct taxation.

Yogesh Patel, Director: Global Head – Marketing

Mr. Yogesh Patel has experience in the field of marketing and advertising of more than 30 years. Mr. Patel has been a pioneer in the marketing in the digital marketing and is an entrepreneur. Mr. Patel has been the founding member and marketing executive of many innovative businesses. He has been founder of a company in the business of prepaid and dial around calling cards in 1993 in United States of America for which he was featured in business magazines. Mr. Patel, in 1998 founded an Indian portal serving all the major Indian community with 17 verticals for providing the information, act as search engine and advertising portal. Mr. Patel joined Northgate Technologies Limited, (an India listed entity) as Chief Operating Officer and helped company grow in 2004. The company was pioneer in online advertising and VOIP calling services at the very inception stage of online advertising and VOIP calling services globally.

Prior to these, Mr. Patel was software developer.

Mr. Patel is currently in advisory role for financial technology companies and other technology & non-technology companies around the world. Besides the interests in online advertising, financial technology solutions marketing, Mr. Patel has keen interests and understanding of commodities, mining, electronics, construction and development of new and innovative products and services across the globe physically and digitally.

Mr. Yogesh Patel hold a Master’s in Business Administration with majors in Marketing and Advertising from an institute in India.

Mr. Yogesh Patel is a U.S. Citizen and resides in the State of New Jersey.

Linga Murthy Gaddi – Director & CTO

Mr. Gaddi has a Double Master’s Degree in MSc (Computer Science) and M.Tech (Computer Science) and has worked in Isoftel Telecommunications Singapore, where he was part of a team of researching analysts with large billing systems that specialized in Radius servers and B2B billing.

Linga was also a key architect in Northgate Technologies Ltd and headed the R&D division and also developed the second largest VoIP product, Globe7, which is used by millions of users across 140 countries and worked for many companies in the UK, Hong Kong and Singapore.

Linga has had hands-on involvement in developing the SOR systems, Message Queue Servers, Inter Process Communication Systems and has been involved in functionality, stability and performance improvements in algorithmic trading and exchange connectivity components for proprietary trading platforms and has developed high frequency core algorithmic components by integrating risk frame structured frameworks in global markets. He is one of the architects in building an ultra-low-latency platform and has implemented a high frequency trading platform.

David Nichols, Director

Dave Nichols has over 14 years of experience in entrepreneurial and startup businesses. As co-founder and managing director of Pangea Capital Partners, Dave built a portfolio of carbon emissions projects in China, South Africa and Indonesia.

Dave is the co-founder and managing director of Pangea Capital Partners. He is responsible for building Pangea’s global business presence in the environmental sector and manages its carbon emissions trading business. He has in-depth knowledge of project finance, carbon emissions, environmental policy, commodities sales and trading, and principal investing. At Pangea, Mr. Nichols expanded and operated the business in developing markets including China, Indonesia, and South Africa. He develops and executes projects in many sectors such as renewable energy, energy efficiency and water mitigation. At Pangea, Dave is directly responsible for the origination and development of over 30 carbon emissions reduction projects under the Kyoto Protocol CDM Mechanism.

Mr. Nichols also has a track record of successfully negotiating contracts in developing markets. In China he successfully signed and developed over 30 CDM projects with counterparties ranging from small private Chinese companies to large state owned enterprises. In 2009 Mr. Nichols joined Deegon Inc. where he originated and negotiated physical commodities transactions in both the oil and coal markets with leading Chinese companies including Norinco and Sinochem. Dave successfully brokered a $50 million fuel oil deal with a company in China. At Deegon, Dave had the additional responsibility of managing logistical aspects of the commodity deliveries. At Pangea Capital Partners Mr. Nichols also leads a successful project finance group raising capital for projects in China and other developing countries.

Dave has valuable experience in emerging markets and has built a presence in the environmental markets sector, including Asia, Latin America, Africa and the U.S. He has extensive knowledge in investment management, corporate finance, foreign exchange markets and business operations. Prior to Pangea Capital Partners, Dave was President of MTD, Inc. a developer of medical imaging technology. Dave earned an MBA with distinction from Columbia University and a BS in Environmental Science from University of Delaware.

John Parker, Director

Mr. Parker is a Managing Partner at JP Advisors in London, England. Mr. Parker founded JP Advisors in 2012 to provide financial capital markets advisory services to private and public companies. He is an experienced sales and marketing professional, having spent the past 30 years first with technology companies in Silicon Valley and then with major financial institutions including Lehman Brothers, Salomon Brothers (Citigroup), ING Group, WestLB AG and Uralsib Capital.

He has helped companies raise over $25 billion in 130 different transactions from 30 different countries. Mr. Parker has extensive knowledge of equity and debt capital markets combined with broad and deep relationships across private equity, asset management, and the banking industry in the US and Europe. He has a strong international background, having run institutional equities teams and broker dealer platforms in New York and London.

He has managed sales organisations where he has built teams from the start up stage, restructured underperforming teams, rebuilt platforms suffering from high employee turnover and improved performance to reinvigorate growth. Additionally, Mr. Parker has worked with publicly listed companies, assisting in debt and equity capital raising and investor relations advisory, with a particular emphasis on the development of the equity story, presentation material and investor targeting, to ensure the optimal market valuations for his clients.

He has experience in sales and marketing, strategic planning, business plan development, equity story development, regulatory compliance, financial modelling, budgeting, P&L responsibility and board level communication and interaction. During his career, John has worked and/or conducted business in the U.S., Latin America, Western Europe, Turkey, Russia, Ukraine, India and Singapore.

Mr. Parker has a bachelor’s degree in Economics from the University of California, Irvine and a MBA from the Anderson School at UCLA.

Henry Wang, Director

Mr. Wang has over 20 years of experience in information technology within the financial services industry; he has held senior roles at online trading firms’ TD Ameritrade and TD Waterhouse Securities.

Sarah Altahawi – Associate Vice President

Ms. Altahawi has more than three years of investment banking experience at a leading investment banking house in New York. She is a versatile player in taking on varied roles, from relationship management to facilitate highly effective marketing/ PR plans. Ms. Altahawi led syndication processes for numerous capital raises on behalf of SEC qualified companies and conducted comprehensive and discerning research in a wide range of industries while creating company profiles in order to support executives in pitching ideas to prospective clients.

Ms. Altahawi earned degree from University of Hartford and attained knowledge in the capital market, including mortgage lending.

Dr. Avinash K, Strategic Advisor

Avinash has a PhD in Applied Mathematics (Fluid Dynamics) and research experience in quantitative financial and computational engineering. Avinash has specialized in quantitative models, product management and quantitative risk management.

Developed various quantitative models to project the company’s financial potential:

●	Stochastic analysis and processes, stochastic modeling, statistics and Probability models of risks, Partial differential equations, financial mathematics of security markets and data mining, utilizing multi variate analysis, multiple regression models etc.

●	Implemented spread trading, option market making and derivatives trading strategies platforms.

●	Developed Financial Algorithmic Trading Quant Models.

●	Developed directional and volatility models such as Dynamic Trend Lines, Divergence, Patterns, Volatility Quant Skew models, GWAP and etc for financial trading platform.

●	Developed and implemented HFT and alfa generating trading models on the option market making, Spread trading of Equity and futures of various asset classes such as Indices, Currencies, Commodities and Equities etc. under the framework of Money Management and Risk Management.

Board Leadership Structure and Board’s Role in Risk Oversight

Our board of directors has a Chairman, Mr. Venkata S Meenavalli. The Chairman has authority, among other things, to preside over board of directors meetings and set the agenda for board of directors meetings. Accordingly, the Chairman has substantial ability to shape the work of our board of directors. Because of the addition of our independent board members, we currently believe that separation of the roles of Chairman and Chief Executive Officer is not necessary to ensure appropriate oversight by the board of directors of our business and affairs. However, no single leadership model is right for all companies and at all times. The board of directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the board of directors may periodically review its leadership structure. In addition, following the completion of the offering, the board of directors will hold executive sessions in which only independent directors are present.

Our board of directors is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. The audit committee will oversee management of financial risks; our board of directors regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The board of directors regularly reviews plans, results and potential risks related to our product development, commercialization efforts and clinical trial progress. Our Compensation Committee is expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on the Company.

Board Committees

Our board of directors has established three standing committees —audit, compensation and nominating and corporate governance —each of which will operate under a charter that has been approved by our board of directors.

Audit Committee

We appointed four members of our board of directors to the audit committee, one of whom qualifies as an audit committee financial expert within the meaning of SEC regulations and the NASDAQ Listing Rules. In making a determination on which member qualifies as a financial expert, our board of directors has considered the formal education and nature and scope of such members’ previous experience.

Our audit committee is responsible for, among other things:

●	appointing, compensating, retaining and overseeing our independent registered public accounting firm;

●	approving the audit and non-audit services to be performed by our independent registered public accounting firm;

●	reviewing, with our independent registered public accounting firm, all critical accounting policies and procedures;

●	reviewing with management the adequacy and effectiveness of our internal control structure and procedures for financial reports;

●	reviewing and discussing with management and our independent registered public accounting firm our annual audited financial statements and any certification, report, opinion or review rendered by our independent registered public accounting firm;

●	reviewing and investigating conduct alleged to be in violation of our code of conduct;

●	reviewing and approving related party transactions;

●	preparing the audit committee report required in our annual proxy statement; and

●	reviewing and evaluating, at least annually, its own performance and the adequacy of the committee charter.

Compensation Committee

We have appointed four members of our board of directors to the compensation committee. Our compensation committee will assist our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers.

Our compensation committee is responsible for, among other things:

●	reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers;

●	reviewing and approving the following compensation for our Chief Executive Officer and our other executive officers: salaries, bonuses, incentive compensation, equity awards benefits and perquisites;

●	recommending the establishment and terms of our incentive compensation plans and equity compensation plans, and administering such plans;

●	recommending compensation programs for directors;

●	preparing disclosures regarding executive compensation and any related reports required by the rules of the SEC;

●	making and approving grants of options and other equity awards to all executive officers, directors and all other eligible individuals; and

●	reviewing and evaluating, at least annually, its own performance and the adequacy of the committee charter.

In carrying out these responsibilities, the compensation committee will review all components of executive compensation for consistency with our compensation philosophy and with the interests of our stockholders.

Nominating and Corporate Governance Committee

We have appointed at four members of our board of directors to the nominating and corporate governance committee.

Our nominating and corporate governance committee is responsible for, among other things:

●	assisting our board of directors in identifying qualified director nominees and recommending nominees for each annual meeting of stockholders;

●	developing, recommending and reviewing corporate governance principles and a code of conduct applicable to us;

●	assisting our board of directors in its evaluation of the performance of our board of directors and each committee thereof; and

●	reviewing and evaluating, at least annually, its own performance and the adequacy of the committee charter.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers and managers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

●	Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

●	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

●	Having any administrative proceeding been threatened against them related to their involvement in any type of business, securities, or banking activity.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, which outlines the principles of legal and ethical business conduct under which we do business. The code is applicable to all of our directors, officers and employees and is available on our corporate website. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules and exchange requirements.

Item 11. Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2017, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2017, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation of Longfin’s Chief Executive Officer during fiscal 2017, and the other persons who served as executive officers during fiscal 2017. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2017.

SUMMARY COMPENSATION TABLE

Name and principal position	Salary ($)	Bonus ($)	Stock awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Venkat Meenavalli – Chief Executive Officer
2017	$55,027	0	19,000,000	0	0	19,055,027
Krishanu Singhal – Former Chief Financial Officer
2017	70,387	0	$6,986,250	0	0	7,056,387

(1) Mr. Singhal resigned from the Company prior to the end of the fiscal year ended December 31, 2017, as reported in an 8-K filed on December 11, 2017.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Venkat Meenavalli	—	—	—	—	—	—	—	—	—
Krishanu Singhal	—	—	—	—	—	—	—	—	—

Grants of Plan-Based Awards for 2017

There were no plan-based equity awards made to our executive officers during fiscal 2017.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2017 option exercises and restricted stock that vested during fiscal 2017 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2017

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Venkat Meenavalli	—	—	—	—
Krishanu Singhal	—	—	—	—

Pension Benefits

Longfin does not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

Longfin does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2017, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2017, Longfin does not have any Stock Option Compensation plans. On February 12, 2018, our controlling stockholders approved the adoption of Longfin’s 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), subject to effectiveness thereof following notification to the public stockholders as required by applicable rules and regulations of the SEC. The Board believes that implementing the 2018 Plan will be beneficial to provide flexibility to the Compensation Committee of the Board to launch an equity award program over a multi-year period as contemplated at the time of the Company’s IPO and listing on the NASDAQ Capital Market. The 2018 Plan in the form of Exhibit B to Appendix A to our Information Statement on Schedule 14C as filed with the SEC on February 28, 2018 authorizes the grant of awards relating to up to 2 million shares of our Class A Common Stock. No equity grants have been made or will be made under the 2018 Plan unless and until the effectiveness of stockholder approval.

As set forth below, the Company expects to use equity grants as a key part of the compensation for its employees, including our executive officers. These annual restricted equity grants are expected to vest over several years, are expected to be contingent upon the future stock price performance exceeding the price at which the restricted equity was originally granted and are subject to restrictions on transfer for several years after grant. This directly ties the value of the compensation for the grantees not only to our evaluation of their performance in the year of grant, but also to the ultimate total return to our stockholders over a multi-year period. The Board believes that implementation of the 2018 Plan is critical to attracting and retaining well-qualified employees in a competitive labor market and that the 2018 Plan will provide a significant incentive for our employees, directors and consultants to increase the value of the company for all stockholders, which is essential to our long-term growth and success. The Board believes that the number of shares authorized under the 2018 Plan reflect an appropriate balance between providing us with the flexibility to structure competitive compensation packages and stockholder dilution concerns.

The 2018 Plan will be administered by the Compensation Committee, or in the absence of the Compensation Committee, the entire Board. The Compensation Committee has sole authority to interpret the 2018 Plan and set the terms of all awards, including, without limitation, determining the performance goals associated with performance-based awards, determining the recipients of awards, determining the types of awards to be granted, and making policies and procedures relating to administration of the 2018 Plan.

The purpose of the 2018 Plan is to allow us to continue to provide incentives to such participants who are responsible for our success and growth, assist us in attracting, rewarding and retaining employees of experience and ability, facilitate the completion of strategic acquisitions, link incentives with increases in stockholder value and to further align participants’ interests with those of other stockholders. In general, the 2018 Plan empowers us to grant stock options and stock appreciation rights, and performance-based cash and stock and other equity-based awards, including restricted stock and restricted stock units to employees, officers, directors, advisors and consultants. The 2018 Plan will also continue to allow us to grant performance-based compensation awards that meet the requirements of Section 162(m) of the Internal Revenue Code, thereby preserving our ability to receive tax deductions for the awards.

The 2018 Plan may be amended, suspended or terminated by the Board, except that (a) no amendment shall be made that would impair the rights of any participant under any award theretofore granted without the participant’s consent, and (b) no amendment shall be made which, without the adoption of our stockholders, would (i) materially increase the number of shares that may be issued under the 2018 Plan, except as the Compensation Committee may appropriately make adjustments; (ii) materially increase the benefits accruing to the participants under the 2018 Plan; (iii) materially modify the requirements as to eligibility for participation in the 2018 Plan; (iv) decrease the exercise price of an option to less than 100% of the Fair Market Value (as defined under the 2018 Plan) per share of Class A Common Stock on the date of grant thereof; or (v) extend the term of any option beyond ten years.

No award may be granted under the 2018 Plan after March 20, 2028.

DIRECTOR COMPENSATION

The following table sets forth the compensation Longfin paid its non-employee directors in 2017. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2017.

DIRECTOR COMPENSATION TABLE – FISCAL 2017

Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ghanshyam Dass	—	—	—	—	—	—	—	—
David Nichols	—	—	—	—	—	—	—	—
John Parker	—	—	—	—	—	—	—	—
Henry Wang	—	—	—	—	—	—	—	—

On February 7, 2018, the Compensation Committee of the Board of Directors approved the following compensation for our non-employee directors:

●       $5,000 in cash for each full month of service on the Board of Directors, payable monthly in arrears; and

●       Restricted shares of Class A Common Stock equal in value to $5,000 for each full month of service on the Board of Directors, payable quarterly and determined with reference to the Fair Market Value of such shares of Class A Common Stock on the first day of such month (the “Grant Date”) as specified in the 2018 Plan, to vest in full on the first anniversary of the related Grant Date.

In addition, all directors are entitled to be reimbursed for ordinary and necessary out of pocket expenses (e.g. travel, hotel and meals) incurred in connection with Board activities.

Item 12. Security Ownership of Certain Beneficial Owners

The Company has two classes of Common Stock outstanding, its Class A Common Stock and its class B Common Stock, par value $0.00001 per share (the “Class B Stock”). The holders of the Company’s Common Stock are entitled to one vote per share of Common Stock held on all matters submitted to a vote of stockholders. As holders of Class A Common Stock, Class B Stock and Class C Common Stock, par value $0.00001 per share (the “Class C Stock” and together with the Class A Common Stock and Class B Stock, the “Common Stock”), of which no shares are issued or outstanding, have identical rights in all respects in view of the provisions of our current COI — including voting rights, rights to dividends, rights to any payments in dissolution and otherwise under the DGCL (except such as provided in the DGCL for changes affecting only such class) — the table below reflects beneficial ownership of all outstanding shares of Common Stock as a single class.

The table below sets forth the number and percentage of shares of our Common Stock owned as of March 30, 2018, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our directors and named officers, and (iii) our directors and named officers as a group. As of March 30, 2018, there were 76,540,989 shares of our Common Stock outstanding.

Except as otherwise set forth below, the address of each of the persons listed below is Longfin Corp., 16-017 85 Broad Street, New York, NY 10004. Unless otherwise indicated, the Common Stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person, and also includes securities convertible or exchangeable for shares of our Common Stock or options to purchase shares of our Common Stock exercisable granted under our incentive stock plans, within 60 days of March 30, 2018.

Name of Beneficial Owner	Shares of Common Stock(1)	Percent(1)

Stampede Capital Limited(2)	27,500,000	27.6%
Venkata Meenavalli(3)	42,150,000	55.1%
Yogesh Patel	—	—
Linga Murthy Gaddi	50,100	*
Vivek Kumar	50,100	*
Ghanshyam Dass	—	—
David Nichols	—	—
John Parker	—	—
Henry Wang	—	—
All officers and directors as a group (8 persons)	42,250,200	55.2

1	Based upon 74,540,989 shares of our Common Stock outstanding on March 30, 2018 and, with respect to each individual holder, rights to acquire our Common Stock exercisable within 60 days of March 30, 2018.

2	The address for Stampede Capital Limited is A-Z Elite, 1st Floor Madhapur Plot No. 197, Guttala Begumpet Village, Hyderabad, India 500081.

3	Does not include 27,500,000 shares of Common Stock held by Stampede Capital Limited, a publicly listed company in India. Mr. Meenavalli along with this wife beneficially owns approximately 17% of the outstanding voting shares of Stampede Capital Limited, accordingly he may be deemed to beneficially own an additional 4,675,000 shares of Common Stock, which beneficial ownership Mr. Meenavalli has disclaimed.

Changes in Control

There are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the fiscal year ended December 31, 2017 there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest, other than as described below:

On June 15, 2017, the Company amended its By-Laws such that the Company is authorized to issue 100,000,000 shares of Class A Common Stock, par value $0.00001 per share; 75,000,000 of Class B Common Stock, par value $0.00001 per share and 25,000,000 shares of Class C Common Stock, par value $0.00001 per share. The Voting rights were amended such that (i) the holders of Class A Common Stock and Class B Common Stock will at all times vote together as one class on all matters (including the election of directors) submitted to a vote for the consent of the stockholders of the Company, (ii) Each holder of Class A Common Stock is entitled to one (1) vote for each share of Class A Common Stock held, (iii) Each holder of Class B Common Stock is entitled to ten (10) votes for each share of Class B Common Stock held, (iv) Each holder of Class C Common Stock is entitled to zero votes for each share of Class C Common Stock held. These changes to the By-Laws were eliminated in February 2018 with the adoption of amended and restated By-Laws by the Company.

On June 19, 2017, The Company issued shares of its Common Stock related to the acquisition of Longfin Tradex valued at $134.4 million (see Note 4), which is comprised of 27,500,000 shares of Class A Common Stock issued to SCL and 22,500,000 shares of Class B Common Stock issued to Mr. Meenavalli, Longfin’s CEO. The Company also issued 10,000,000 shares of class A Common Stock to Mr. Meenavalli, valued at $19.0 million for services and recorded compensation expense in the Company’s consolidated statement of operations in general and administrative expenses.

On September 14, 2017, the Company issued 3,375,000 shares of its Class A Common Stock valued at $7.0 million to Mr. Krishanu Singhal, the Company’s former Chief Financial Officer. The Company recorded the value of the shares as compensation expense in the Company’s consolidated statement of operations in general and administrative expenses. On March 19, 2018, the Company executed an agreement to cancel 2,000,000 of the 3,375,000 shares of Class A Common Stock issued and will pay Mr. Singhal $100,000 in cash compensation.

Additionally, the Company paid $65,000 in cash and issued 2,025,000 shares of its Class A Common Stock valued at $4.2 million to a third party marketing platform owned by Adamson Brothers Corp., an entity of which Mr. Andy Altahawi has voting and dispositive control, in exchange for services in connection with the Public Offering. Such amounts were recorded against the net proceeds from the Public Offering.

On December 11, 2017, the Company issued 2,500,000 shares of its Class A Common Stock in connection with the purchase of the website www.Ziddu.com and all of its respective content and intellectual property rights (the “Ziddu”), from Meridian Enterprises Pte. Ltd., (“Meridian”) a company owned 92% by Mr. Meenavalli. The acquisition of the Ziddu has been accounted for as an asset acquisition between entities under common control and was recorded at Meridian’s historical carrying value of $0 (zero). The website and related content and intellectual property comprised substantially all of the value acquired. Meridian had not recognized revenue related to Ziddu historically.

Additional related party transactions for the period from February 1, 2017 (inception) through December 31, 2017 are as follows (in thousands):

	Sale of Physical Commodities Revenue	Cost of Physical Commodities	Cost of Technology Revenue	Capital Expenditures
Stampede Enterprises India Private Limited	$6,852	$2,315	$-	$-
Meridian Enterprises Pte. Limited	4,453	6,825	-	-
Meridian Tech HK Limited	944	907	3,838	4,515
	$12,249	$10,047	$3,838	$4,515

Related party balances for the year-ended December 31, 2017 are as follows:

Due from Related Parties:	December 31, 2017
Meridian Enterprises Pte. Limited	$2,443
Stampede Enterprises India Private Limited	2,224
Meridian Tech HK Ltd.	54
$4,721
Due to Related Parties:
Meridian Tech HK Limited	$5,199
Stampede Capital Limited	332
Stampede Technologies Pte. Ltd.	209
Meridian Enterprises Pte. Limited	96
Stampede Enterprises India Private Limited	7
$5,843

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed or to be billed to Longfin by its principal auditor, CohnReznick LLP for the calendar year ended December 31, 2017:

Fee category	2017
Audit Fees (1)	$263,500
Audit – related fees	-
Tax fees	-
All other fees	-
Total fees	$263,500

(1)	Consists of fees for audit of the Company’s annual financial statements, and the review of other documents filed with the Securities and Exchange Commission.

Audit fees - Consists of fees for professional services rendered by our principal auditor for the audit of our annual financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Longfin’s financial statements and are not reported under “Audit fees.”

Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees” and “Tax fees” above.

The Audit Committee is informed of and approves all services CohnReznick LLP provides. The Audit Committee pre-approves the annual audit fee, tax services, and non-routine SEC filing reviews.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements.

The following financial statements are filed as part of this report:

(b) Exhibits.

Exhibit No.	Document Description

2.1	Share Exchange Agreement, dated March 1, 2017, between Longfin Corp. and Longfin Tradex Pte. Ltd. (1)

2.2	Addendum to Share Exchange Agreement, dated April 20, 2017, between Longfin Corp. and Longfin Tradex Pte. Ltd. (2)

2.3	Asset Purchase Agreement dated December 11, 2017 between Longfin Corp. and Meridian Enterprises Pte. Ltd. (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant (5)

4.1	Form of Senior Secured Convertible Notes issued by Longfin. (6)

4.2	Form of Investor Note issued by the Investor. (7)

4.3	Form of Investor Warrant. (8)

4.4	Form of Placement Agent Warrant (9)

10.1	Securities Purchase Agreement, dated January 22, 2018, by and between Longfin and the Investor (10)

10.2	Form of Master Netting Agreement. (11)

10.3	Form of Investors’ Note Purchase Agreement. (12)

10.4	Form of Registration Rights Agreement. (13)

10.5	Form of Placement Agency Agreement (14)

10.6	Form of Voting and Lockup Agreement (15)

10.7	Amendment No.1 to Securities Purchase Agreement, dated February 12, 2018 by and between Longfin and the Investor. (16)

10.8	Longfin Corp. 2018 Omnibus Equity Incentive Plan. (17)

21	Subsidiaries of Longfin Corp.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit 2.6 to Form 1-A – Offering Statement (Regulation A) filed with the SEC on March 13, 2017.

(2)	Incorporated by reference to exhibit 2.6 to Form 1-A – Offering Statement (Regulation A) filed with the SEC on May 23, 2017.

(3)	Incorporated by reference to exhibit 2.1 to Current Report on Form 8-K filed with the SEC on December 15, 2017

(4)	Incorporated by reference to Exhibit A-1 to Appendix A to Information Statement on Schedule 14C filed with the SEC on February 28, 2018.

(5)	Incorporated by reference to Exhibit A-2 to Appendix A to Information Statement on Schedule 14C filed with the SEC on February 28, 2018.

(6)	Incorporated by reference to exhibit 4.1 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(7)	Incorporated by reference to exhibit 4.2 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(8)	Incorporated by reference to exhibit 4.3 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(9)	Incorporated by reference to exhibit 4.4 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(10)	Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(11)	Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(12)	Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(13)	Incorporated by reference to exhibit 10.4 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(14)	Incorporated by reference to exhibit 10.5 to Current Report on Form 8-K filed with the SEC on January 23, 2018.

(15)	Incorporated by reference to exhibit 10.6 to Current Report on Form 8-K filed with the SEC on January 23, 2018.

(16)	Incorporated by reference to exhibit 10.7 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(17)	Incorporated by reference to Exhibit B to Appendix A to Information Statement on Schedule 14C filed with the SEC on February 28, 2018.

Item 16.	Form 10-K Summary

None.

55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Longfin Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Longfin Corp. and subsidiaries (the “Company”) as of December 31, 2017 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from February 1, 2017 (inception) through December 31, 2017 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the period from February 1, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the accompanying consolidated financial statements, the Company has limited operating history and the continuation of the Company as a going concern is dependent upon the ability of the Company to obtain financing and the attainment of profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal security laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since February 2018.

Roseland, New Jersey

April 2, 2018

LONGFIN CORP. AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2017

(in thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$2,189
Accounts receivable	36,805
Due from related parties	4,721
Other current assets	336
Total current assets	44,051
Property, plant and equipment, net	8,429
Intangibles, net	35,305
Goodwill	90,474
Total assets	$178,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,987
Accrued expenses	3,369
Due to related parties	5,843
Income taxes	305
Total current liabilities	31,504
Income taxes	354
Deferred taxes	7,435
Total liabilities	39,293

Commitments and contingencies

Stockholders’ equity
Class A voting common stock, $0.00001 par value; 100,000,000 shares authorized; 46,540,989 shares issued and outstanding as of December 31, 2017	1
Class B voting common stock, $0.00001 par value; 75,000,000 shares authorized; 30,000,000 shares issued and outstanding as of December 31, 2017	-
Class C voting common stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017	-
Additional paid-in capital	165,334
Accumulated deficit	(26,369)
Total stockholders’ equity	138,966
Total liabilities and stockholders’ equity	$178,259

See Notes to Consolidated Financial Statements.

LONGFIN CORP. AND SUBSIDIARIES

Consolidated Statement of Operations

For the period from February 1, 2017 (inception) through December 31, 2017

(In thousands, except share and per share amounts)

Revenue:
Sale of physical commodities (includes sales to related parties of $12,249)	$66,603
Technology revenue	8,413
Other revenue	32
Total revenue	75,048

Operating expenses:
Cost of physical commodities revenues (includes related parties purchases of $10,047)	65,062
Cost of technology revenue (includes related party cost of $3,838)	3,840
Stock-based compensation	25,986
Employee compensation and payroll taxes	409
Operations and administrative	786
Depreciation and amortization	1,308
Amortization of acquired intangible assets	3,295
Total operating expenses	100,686

Loss from operations	(25,638)

Other income (expenses)
Other income , net	5
Total other income, net	5
Loss before income taxes	(25,633)
Income tax expense	736
Net loss	$(26,369)

Net loss per common share, basic	$(0.58)
Net loss per common share, diluted	$(0.58)

Weighted average common shares outstanding, basic	45,236,287
Weighted average common shares outstanding, diluted	45,236,287

See Notes to Consolidated Financial Statements.

LONGFIN CORP. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the period from February 1, 2017 (inception) through December 31, 2017

(in thousands, except share amounts)

	Shares		Amount
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of February 1, 2017	-	-	$-	$-	$-	$-	$-
Issuance of common stock (Founders Shares)	-	7,500,000	-	-	-	-	-
Issuance of common stock in lieu of cash compensation	10,000,000	-	-	-	19,000	-	19,000
Issuance of common stock in connection with acquisition of Stampede	27,500,000	22,500,000	1	-	134,399	-	134,400
Issuance of common stock in connection with consulting agreement for common stock offering	2,025,000	-	-	-	4,192	-	4,192
Issuance of common stock for services	3,375,000	-	-	-	6,986	-	6,986
Issuance of common stock in connection with acquisition of Ziddu assets	2,500,000	-	-	-	-	-	-
Issuance of common stock in connection with public offering, net of offering costs of $0.8 million in cash and $4.2 million in equity issuance costs	1,140,989	-	-	-	757	-	757
Net loss	-	-	-	-	-	(26,369)	(26,369)
Balance as of December 31, 2017	46,540,989	30,000,000	$1	$-	$165,334	$(26,369)	$138,966

See Notes to Consolidated Financial Statements.

LONGFIN CORP. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the period from February 1, 2017 (inception) through December 31, 2017

(in thousands)

Cash flows from operating activities
Net loss	$(26,369)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,603
Deferred income tax expense	286
Stock compensation	25,986
Changes in operating assets and liabilities:
Accounts receivable	(24,871)
Due from related parties	(3,512)
Other current assets	(106)
Accounts payable	21,312
Accrued expenses	3,332
Due to related parties	2,413
Income taxes	451
Other current liabilities	(16)
Net cash provided by operating activities	3,509

Cash flows from investing activities
Purchase of computer software (includes $4,515 from a related party)	(6,283)
Cash acquired from Stampede acquisition	14
Net cash (used in) investing activities	(6,269)

Cash flows from financing activities
Proceeds from public offering, net of cash expenses	4,949
Net cash provided by financing activities	4,949

Net increase in cash and cash equivalents	2,189
Cash and cash equivalents at the beginning of the period	-
Cash and cash equivalents at the end of the period	$2,189

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-

Supplemental disclosure of noncash investing and financing activities:
Investment in Stampede, net of cash acquired
Accounts receivable	$11,934
Due from related parties	1,209
Property, plant and equipment	3,454
Intangible assets	38,600
Goodwill	90,474
Other assets	231
Accounts payable	(675)
Accrued expenses	(37)
Due to related parties	(3,431)
Accrued income taxes	(208)
Other current liabilities	(16)
Deferred tax liability	(7,149)
$134,386

Equity issuance costs for public offering	$4,192

Class A and B common shares issued for Stampede acquisition	$134,400

See Notes to Consolidated Financial Statements.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

Note 1: Nature of Business

Longfin Corp. (“Longfin” or the “Company”) specialized in structured trade finance solutions and physical commodities finance solutions for finance houses and trading platforms for North America, South America and Africa regions. Longfin was incorporated in Delaware on February 1, 2017 and Mr. Venkata Meenavalli (“Mr. Meenavalli”) had a 100% ownership interest in Longfin upon formation of the Company. The Company is headquartered in New York, New York.

On June 15, 2017, the Company amended its By-Laws such that the Company was authorized to issue 100,000,000 shares of Class A Common Stock, par value $0.00001 per share; 75,000,000 shares of Class B Common Stock, par value $0.00001 per share and 25,000,000 shares of Class C Common Stock, par value $0.00001 per share. The Voting rights were amended such that (i) the holders of Class A Common Stock and Class B Common Stock will at all times vote together as one class on all matters (including the election of directors) submitted to a vote for the consent of the stockholders of the Company, (ii) Each holder of Class A Common Stock is entitled to one (1) vote for each share of Class A Common Stock held, (iii) Each holder of Class B Common Stock is entitled to ten (10) votes for each share of Class B Common Stock held, and (iv) Each holder of Class C Common Stock is entitled to zero votes for each share of Class C Common Stock held.

On June 19, 2017, Longfin acquired all of the common shares of Longfin Tradex Pte. Ltd. (“Longfin Tradex”), formerly Stampede Tradex Pte. Ltd., a global trade finance technology solution provider. Longfin Tradex was incorporated in Singapore in 2010 and operates an electronic trading and market making business in Asia, Europe and the Middle East. Prior to the acquisition, Longfin Tradex was 55% owned by Stampede Capital Limited (“SCL”), a public company in India, and 45% owned by Mr. Meenavalli. Prior to the acquisition, Mr. Meenavalli and his wife owned a combined 17.11% of SCL’s outstanding shares. As consideration for Longfin Tradex, Longfin issued 27,500,000 shares of Class A Common Stock to SCL and 22,500,000 shares of Class B Common Stock to Mr. Meenavalli (the “Longfin Tradex Acquisition”). The Longfin Tradex Acquisition has been accounted for as a business combination. (see Note 4). Subsequent to the Acquisition, Longfin Tradex is a 100% subsidiary of Longfin. The Company’s plan is to utilize Longfin Tradex’s technology, strategy, infrastructure and its business model for the regions of United States of America, North America, South America and Africa, and to carry the same business as being carried by Longfin Tradex for the Asia Pacific, Middle East and Europe region. Longfin Tradex being a subsidiary of Longfin will continue to grow in Asia Pacific, Middle East and Europe region.

On December 11, 2017, the Company issued 2,500,000 shares of its Class A Common Stock in connection with the purchase of the website www.Ziddu.com and all of its respective content and intellectual property rights (“Ziddu”), from Meridian Enterprises Pte. Ltd. (“Meridian”), a company owned 92% by Mr. Meenavalli. The acquisition of Ziddu has been accounted for as an asset acquisition between entities under common control and was recorded at Meridian’s historical carrying value of $0 (zero). The website and related content and intellectual property comprised substantially all of the value acquired. Meridian had not recognized revenue related to Ziddu historically.

Longfin will provide financial services for importers and exporters with Ziddu coins through its blockchain empowered services. Ziddu is an ERC 20 Ethereum Blockchain empowered Smart Contract provider. The Ziddu Ethereum ERC20 Blockchain Token uses a technology stack in which Smart Contracts run in distributed virtual machines, which in turn run on a Consensus Settlement Algorithm (CSA). There is public availability for the view of the open ledger, decentralized verification, transparent execution, and the result of contract execution. The Company made its Ziddu Smart Contract commercially available in January 2018. There were no transactions in 2017.

On December 12, 2017, Longfin completed a public offering of 1,140,989 shares of its Class A Common Stock pursuant to Regulation A of the Securities Act of 1933 (the “Public Offering”)

At December 31, 2017, Mr. Meenavalli controls the voting interests in Longfin through his ownership of 10,000,000 of Class A common shares and 30,000,000 of Class B common shares.

The Company operates and is managed as one business. The Company’s operating results are regularly reviewed on a consolidated basis by its Chief Executive Officer, who is also the chief operating decision maker.

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has limited operating history and experienced a net loss of $26.4 million since its inception. The Company has $2.1 million of cash at December 31, 2017. The Company operates primarily in structured trade finance and providing technology services and our operating costs are primarily related to the cost of providing those services, employee compensation and administrative expenses.

On January 22, 2018, pursuant to a Securities Purchase Agreement (“SPA”) entered into by an institutional investor (the “Investor”), the Company agreed to sell and issue (1) (i) Senior Convertible Notes to the Investor in the aggregate principal amount of $52,700,000 (each, a “Note” and collectively, the ‘‘Notes”), consisting of a Series A Note in the principal amount of $10,095,941 and (ii) a Series B Note in the principal amount of $42,604,059, and (2) a warrant to purchase 751,894 shares of Longfin Class A Common Stock, exercisable for a period of five years at an exercise price of $38.55 per share (the “Warrant”), for consideration consisting of (i) a cash payment of $5,000,000, and (ii) a secured promissory note payable by the Investor to Longfin (the “Investor Note”) in the principal amount of $42,604,059 (collectively, the “Financing”). On February 13, 2018, the Company completed the Financing and related sale and issuance of the Notes, the Warrant and a placement agent warrant. The maturity date of the Notes is August 13, 2019 and the Investor Note is February 13, 2048. As of April 2, 2018 the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Financing and will not be able to obtain additional monies through the Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is declared effective by the Securities and Exchange Commission or such shares are eligible for resale pursuant to Rule 144 under the Securities Act, or the investor elects to convert or exercise such securities not with standing the underlying shares have not been so registered or are then so eligible.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the monies from the Financing and the attainment of profitable operations. These factors, which are not within the Company’s control, raise substantial doubt regarding the Company’s ability to continue as a going concern. Although it is actively working on obtaining the additional funding pursuant to the Financing, the Company cannot make any assurances that the additional monies will be available to it and, if available, on a timely basis. If the Company is unable to obtain the monies from the Financing, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3: Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Preparation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

No comparative figures have been presented as this is the first set of annual financial statements prepared for the Company since its incorporation.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

Principles of Consolidation

The consolidated financial statements include the accounts of Longfin and its wholly owned subsidiary, Longfin Tradex. All intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results may differ materially from those estimates.

The Company’s most significant estimates and judgments include the estimation of the underlying deemed fair value of Common Stock (prior to the Public Offering), the valuation of acquired intangible assets and goodwill from business combinations, the recoverability and useful lives (indefinite or finite) of intangible assets, and the assessment of impairment of goodwill.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Functional Currency

The functional currency for Longfin Tradex is the United States Dollar (“USD”). Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. Securities and other assets and liabilities denominated in foreign currencies are translated into USD amounts at the date of valuation. Purchases and sales of other assets and liabilities and the related income and expenses denominated in foreign currencies are translated into USD on the respective dates of the transactions.

Foreign Currency Transactions

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income (expense), net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to credit risk consist of cash and cash equivalents, accounts and notes receivable and derivative financial instruments. Certain of our cash and cash equivalents are invested in money market accounts with investment banks that are not FDIC insured. We place our cash and cash equivalents in what we believe to be creditworthy financial institutions. We actively monitor the credit risk of our counterparties and customers, including our receivables and payables for physical commodities. Our accounts receivable are concentrated within entities engaged in import/export industry, mainly outside the U.S. We generally have not collected collateral for accounts receivable.

Our counterparties and customers primarily consist of financial institutions and trading companies.

We have concentrations of credit risk with a few of our physical commodity counterparties. We have exposure to trends within the physical commodities import/export industry, including declines in the creditworthiness of our counterparties and customers for our physical commodity transactions. We manage counterparty and customer credit risk and monitor our net exposure with each counterparty or customer on a daily basis. The net exposure is compared against a credit risk threshold which is determined based on each counterparties’ and customer’s credit rating and evaluation of their financial statements. We utilize these thresholds to determine the need for collateral or restriction of activity with the counterparty or customer. We believe that our credit policies adequately monitor our credit risk. Currently, our wholesale counterparties and retail customers are performing and financially settling timely according to their respective agreements.

The Company’s three largest customers accounted for 58% of the total revenue for the period from February 1, 2017 through December 31, 2017. These customers accounted for 26%, 21% and 11% of the revenue, respectively.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

Fair Value Measurements

The Company follows accounting guidance on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following three level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires us to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as cash, accounts receivable, accounts payable and accrued expenses.

Accounts Receivable and Payable

Accounts receivable and payable represent amounts due from customers and owed to vendors, respectively. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, and do not bear interest. The Company assesses the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when the Company determines that they are uncollectible. No allowance for doubtful accounts was required as of December 31, 2017 since the Company has not yet experienced any collection problems.

The Company’s three largest customers accounted for 37%, 15% and 14% of the December 31, 2017 accounts receivable balance, respectively.

The Company’s four largest vendors accounted for 41%, 16%, 15% and 11% of the December 31, 2017 accounts payable balance, respectively.

Physical Commodity Purchases

The Company purchases certain physical commodities in the normal course of business that result in physical delivery of the goods and, hence, are excluded from ASC 815, Derivatives and Hedging.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost and depreciated over the estimated useful life of the assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the life of the lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

Software Development Costs

The Company generally capitalizes eligible costs to acquire or develop internal-use software that are incurred during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed, and that the software will be used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of three years of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Costs related to preliminary project activities and post implementation activities are expensed as incurred. There were no capitalized internal use software costs for the period ended December 31, 2017.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

Business Combinations

The Company uses estimates and assumptions to assign a fair value to the tangible and intangible assets acquired and liabilities assumed in business combinations as of the acquisition date. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

Goodwill and Indefinite Lived Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are related to the acquisition of Longfin Tradex. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives.

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. The Company tests its goodwill and indefinite-lived intangible assets each year on December 31. The Company has one reporting unit as of December 31, 2017. The Company reviews the carrying value of goodwill utilizing a market capitalization approach which was based upon the closing price of the Company’s stock price as of December 31, 2017. As of December 31, 2017, the fair value of the Company’s reporting unit was in excess of carrying value and goodwill was not deemed to be impaired.

Finite Lived Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over the asset’s estimated economic life and are tested for impairment based on undiscounted cash flows and, if impaired, are written down to fair value based on discounted cash flows. The identified intangible assets are amortized over 8 years for developed technology and 3 years for customer relationships.

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the period ended December 31, 2017.

Impairment of Non-Financials Assets

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the Company of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment of long-lived assets during the period ended December 31, 2017.

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When the revenue recognition criteria are not met, the Company defers the recognition of revenue by recording deferred revenue on the balance sheet until such time that all criteria are met.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

The Company’s revenue consists of the following:

Physical commodity contracts — The Company recognizes revenue from the sale of physical commodities for sale to our customers. Additionally, we determine whether the financial statement presentation of revenues should be on a gross or net basis. With respect to our physical commodity contracts, we act as a principal and take title of the physical commodities and assume the risks and rewards of ownership. We record settlement of our physical commodity contracts on a gross basis.

Technology services revenue consists of fees paid by third parties for using the Company’s proprietary risk management and trading infrastructure technology and provision of associated services.

Other revenue consists of incentive income received from agreements with exchanges that is recognized when earned.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit.

The FASB Accounting Standards Codification (“ASC”), Topic 740, Income Taxes, or ASC 740, also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Stock-Based Compensation.

The Company measures all stock-based compensation using a fair value method.

Prior to the Company’s initial public offering, in determining the fair value of the Company’s common stock the Company considered, among other things, contemporaneous valuations of the Company’s common stock, the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale, given prevailing market conditions; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions.

Loss per Share

Basic and diluted net loss per share attributable to Common Stockholders are presented in conformity with the “two-class method” in accordance with ASC 260, Loss Per Share. Under the two-class method, basic net loss per share is computed using the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of Common Stock and, if dilutive, potential shares of Common Stock outstanding during the period. The dilutive effect of potential shares of Common Stock is reflected in diluted loss per share by application of the treasury stock method.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations – Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

Recently Issued Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the Emerging Issues Task Force). This update attempts to reduce diversity in practice and provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This update attempts to reduce diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduces a new accounting model, referred to as the current expected credit losses (CECL) model, for estimating credit losses on certain financial instruments and expands the disclosure requirements for estimating such credit losses. Under the new model, an entity is required to estimate the credit losses expected over the life of an exposure (or pool of exposures). The guidance also amends the current impairment model for debt securities classified as available-for-sale securities. The new guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company will evaluate the impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new provisions, all lessees will report on the balance sheet a right-of-use asset and a liability for the obligation to make payments with the exception of those leases with a term of 12 months or less. The new provisions will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will evaluate the expected impact of this standard on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance relating to the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The standard requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts in the statement of cash flows and also requires disclosures regarding the nature of restrictions on cash, cash equivalents and restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods and requires retrospective adoption with early adoption permitted. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company will evaluate the expected impact of this standard on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The standard better aligns an entity’s hedging activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The standard will prospectively make hedge accounting easier to apply to hedging activities and also enhances disclosure requirements for how hedge transactions are reflected in the financial statements when hedge accounting is elected. The standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will evaluate the future effect this standard may have on our financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) as modified by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company will adopt the new standard effective January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

Note 4: Business Combinations

On June 19, 2017, Longfin acquired 100% of the outstanding shares of capital stock of Longfin Tradex in exchange for shares of Longfin’s Common Stock. The acquisition of Longfin Tradex was determined to be an acquisition of a business and the results of Longfin Tradex’s operations have been included in the consolidated financial statements since that date. Prior to the acquisition, Longfin Tradex was 55% owned by SCL, a public company in India, and 45% owned by Mr. Meenavalli. Mr. Meenavalli and his wife owned a combined 17.11% of SCL’s outstanding shares and Mr Meenavalli served as Chairman and Non-Executive, Non-Independent Director of SCL, a position he resigned from effective June 2, 2017. The shareholders of SCL approved the sale of Longfin Tradex to Longfin. Longfin Tradex operated an electronic trading and market making business in Asia, Europe and the Middle East and was incorporated in Singapore in 2010.

The Company plans to utilize Longfin Tradex’s technology, strategy, infrastructure and its business model for the regions of United States of America, North America, South America and Africa, and to carry the same business as being carried by Longfin Tradex for the Asia Pacific, Middle East and Europe regions.

The acquisition-date fair value of the consideration transferred totaled $134.4 million, which consisted of the following:

Fair value of consideration transferred (in thousands):

Longfin Class A common stock (27,500,000 shares)	$73,920
Longfin Class B common stock (22,500,000 shares)	60,480
Total	$134,400

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

As of June 19, 2017:

Assets:	(in thousands)
Cash and cash equivalents	$14
Accounts receivable	11,934
Due from related parties	1,209
Property, plant and equipment	3,454
Intangible assets	38,600
Goodwill	90,474
Other assets	231
Total Assets	145,916
Liabilities:
Accounts payable	675
Accrued expenses	37
Due to related parties	3,431
Other current liabilities	16
Accrued income taxes	208
Deferred tax liability	7,149
Total Liabilities	11,516
Net assets acquired	$134,400

Acquired intangible assets of $38.6 million are finite-lived assets, which include $32.0 million of the Company’s developed technology to be amortized over an 8-year useful life and $6.6 million related to customer relationships to be amortized over a 3-year useful life. Due to the complexity and proprietary nature of the underlying technology, a useful life of 8 years was ascribed by the Company.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

Goodwill of $90 million is primarily attributable to the valuation of the Longfin Tradex acquisition and includes a deferred tax liability of $7.1 million related to the acquired intangible assets of $38.6 million. Goodwill is not deductible for income tax purposes. As of December 31, 2017, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Longfin Tradex since the Company’s market capitalization exceeded its net equity of approximately $139 million.

The Company recognized nominal costs related to the acquisition that were expensed in the current period.

The amounts of revenue and earnings of Longfin Tradex included in the Company’s consolidated statement of operations from the acquisition date to the period ended December 31, 2017 are as follows (in thousands):

June 19, 2017 - December 31, 2017
Revenue	$65,402
Loss from operations	$538

The following represents the unaudited pro forma consolidated statement of operations as if Longfin Tradex had been included in the consolidated results of the Company for the period from February 1, 2017 through December 31, 2017:

Unaudited pro forma consolidated statement of operations (in thousands, except for share and per share amounts):

December 31, 2017
Revenue	$93,888
Net loss	$(26,067)

Net loss per common share, basic	$(0.38)
Net loss per common share, diluted	$(0.38)

Weighted average common shares outstanding, basic	69,487,784
Weighted average common shares outstanding, diluted	69,487,784

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Longfin Tradex to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on February 1, 2017.

Prior to the acquisition, the Company had no prior relationship with Longfin Tradex, except for the ownership interest of Mr. Meenavalli.

Note 5: Property, Plant and Equipment, Net

Property, Plant and Equipment, net consists of the following (in thousands):

December 31, 2017
Computer software	$6,283
Computer equipment	3,454
9,737
Accumulated depreciation	(1,308)
Property and equipment, net	$8,429

For the period ended December 31, 2017, the Company recorded $1.3 million in depreciation expense.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

Note 6: Intangible Assets

As of December 31, 2017, the Company has the following amounts related to intangible assets (in thousands):

	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	8 years	$32,000	$(2,126)	$29,874
Customer relationships	3 years	6,600	(1,169)	5,431
		$38,600	$(3,295)	$35,305

The following table represents the total estimated amortization of intangible assets for the five succeeding years and thereafter (in thousands):

For the Year-Ended December 31	Estimated Amortization Expense
2018	$6,200
2019	6,200
2020	5,042
2021	4,000
2022	4,000
Thereafter	9,863

For the period ended December 31, 2017, the Company recorded $3.3 million in amortization expense.

Note 7: Accrued Expenses

Accrued expenses as of December 31, 2017 consists of the following (in thousands):

December 31, 2017
Customer deposits	$3,090
Director fees	28
Payroll	134
Professional fees	117
$3,369

Note 8: Stockholders’ Equity

As of the date of incorporation, the Company has authorized share capital of 200,000,000 shares, par value $0.00001 per share. On February 1, 2017, the Company issued 7,500,000 founder shares to Mr Meenavalli, the Company’s Chief Executive Officer (“CEO”), valued at $75, which was paid for in cash by Mr. Meenavalli.

On June 15, 2017, the Company amended its By-Laws such that the Company is authorized to issue 100,000,000 shares of Class A Common Stock, par value $0.00001 per share; 75,000,000 of Class B Common Stock, par value $0.00001 per share and 25,000,000 shares of Class C Common Stock, par value $0.00001 per share. The Voting rights were amended such that (i) the holders of Class A Common Stock and Class B Common Stock will at all times vote together as one class on all matters (including the election of directors) submitted to a vote for the consent of the stockholders of the Company, (ii) Each holder of Class A Common Stock is entitled to one (1) vote for each share of Class A Common Stock held, (iii) Each holder of Class B Common Stock is entitled to ten (10) votes for each share of Class B Common Stock held, and (iv) Each holder of Class C Common Stock is entitled to zero votes for each share of Class C Common Stock held.

The holders of ordinary shares are entitled to receive dividends as and when declared and are entitled to one vote per share at meetings of the Company. All shares rank equally with regards to residual assets of the Company.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

On June 19, 2017, The Company issued shares of its Common Stock related to the acquisition of Longfin Tradex valued at $134.4 million (see Note 4), which is comprised of 27,500,000 shares of Class A Common Stock issued to SCL and 22,500,000 shares of Class B Common Stock issued to Mr. Meenavalli, Longfin’s CEO. The Company also issued 10,000,000 shares of class A Common Stock to Mr. Meenavalli, valued at $19.0 million for services and recorded compensation expense in the Company’s consolidated statement of operations in general and administrative expenses.

On September 14, 2017, the Company issued 3,375,000 shares of its Class A Common Stock valued at $7.0 million to Mr. Krishanu Singhal, the Company’s former Chief Financial Officer. The Company recorded the value of the shares as compensation expense in the Company’s consolidated statement of operations in general and administrative expenses. On March 19, 2018, the Company executed an agreement to cancel 2,000,000 of the 3,375,000 shares of Class A Common Stock issued and will pay Mr. Singhal $100,000 in cash compensation.

On December 11, 2017, the Company issued 2,500,000 shares of its Class A Common Stock in connection with the purchase of the website www.Ziddu.com and all of its respective content and intellectual property rights (“Ziddu”), from Meridian Enterprises Pte. Ltd. (“Meridian”), a company owned by Mr. Meenavalli. The acquisition of Ziddu has been accounted for as an asset acquisition between entities under common control and was recorded at Meridian’s historical carrying value of $0 (zero). The website and related content and intellectual property comprised substantially all of the value acquired. Meridian had not recognized revenue related to Ziddu historically.

On December 12, 2017, the Company completed the initial public offering of 1,140,989 shares of its Class A Common Stock, par value $0.00001 at a price of $5.00 per share to investors pursuant to Regulation A promulgated under the Securities Act. Net proceeds from the offering totaled $4,948,998, net of cash offering expenses of $755,947. In connection with the offering, the Company issued five-year Common Stock warrants to purchase an aggregate of 39,834 shares of Class A Common Stock at an exercise price equal to $7.50 per share.

Additionally, the Company paid $65,000 in cash and issued 2,025,000 shares of its Class A Common Stock valued at $4.2 million to a third-party marketing platform owned by Adamson Brothers Corp., an entity of which Mr. Andy Altahawi has voting and dispositive control, in exchange for services in connection with the Public Offering. Such amounts were recorded against the net proceeds from the Public Offering.

Note 9: Related Party Transactions

Related party transactions for the period from February 1, 2017 through December 31, 2017 are as follows (in thousands):

LONGFIN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

	Sale of physical commodities revenue	Cost of physical commodities	Cost of technology revenue	Capital Expenditures
Stampede Enterprises India Private Limited	$6,852	$2,315	$-	$-
Meridian Enterprises Pte. Limited	4,453	6,825	-	-
Meridian Tech HK Limited	944	907	3,838	4,515
	$12,249	$10,047	$3,838	$4,515

Related party balances for the period-ended December 31, 2017 are as follows (in thousands):

Due from Related Parties:	Relationship	December 31, 2017
Meridian Enterprises Pte. Limited	See Note 1	$2,443
Stampede Enterprises India Private Limited	Wholly owned Subsidiary of Stampede Capital Limited	2,224
Meridian Tech HK Limited.	Wholly owned Subsidiary of Meridian Enterprises Pte. Limited	54
		$4,721
Due to Related Parties:
Meridian Tech HK Limited	Wholly owned Subsidiary of Meridian Enterprises Pte. Limited	$5,199
Stampede Capital Limited	See Note 1	332
Stampede Technologies Pte. Ltd.	Wholly owned Subsidiary of Stampede Capital Limited	209
Meridian Enterprises Pte. Limited	See Note 1	96
Stampede Enterprises India Pvt. Ltd.	Wholly owned Subsidiary of Stampede Capital Limited	7
		$5,843

A description of the amounts included related party transactions are as follows:

Stampede Enterprises India Private Limited includes revenue related to the sale of physical commodities and costs related to the purchase of physical commodities.

Meridian Enterprises Pte. Limited includes revenue related to the sale of physical commodities and costs related to the purchase of physical commodities.

Meridian Tech HK Ltd. includes the sale of physical commodities the costs related to the sale of physical commodities, and costs related to the purchase of physical commodities and the purchase of binary options trading software.

Note 10: Income Taxes

The components of loss from operations before income tax are as follows (in thousands):

LONGFIN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

December 31, 2017
United States	$(26,171)
Non-United States	538
$(25,633)

The components of the income tax expense (benefit) are (in thousands):

December 31, 2017
Current:
United States	$639
Non-United States	(188)
451
Deferred:
United States	-
Non-United States	285
285
Total	$736

Reconciliation of the income tax expense (benefit) if computed at the U.S. Federal income tax rate to the Company’s reported income tax expense (benefit) is as follows (in thousands):

December 31, 2017
Loss from operations before income tax	$(25,633)
Income tax rate	34%
Income tax expense at the U.S. Federal tax rate	(8,715)
Adjustments to derive effective tax rate:
Non-deductible stock-based compensation	8,835
Other non-deductible expenses	43
Foreign rate differential	(86)
Change in U.S. federal rate	26
Transition tax	588
Change in valuation allowance	45
Income tax expense	$736

The primary components of the deferred tax liabilities and the related valuation allowances are as follows (in thousands):

December 31, 2017
Deferred income tax assets
Accrued expenses	$45
Total deferred tax asset	45
Valuation allowance	(45)
Net deferred tax asset	-
Deferred income tax liabilities
Intangible assets	(6,002)
Depreciation	(1,433)
Net deferred tax liabilities	$(7,435)

For the period ended December 31, 2017, based on all available objective evidence the Company determined that it was not more likely than not that the U.S., net deferred tax assets were fully realizable as of December 31, 2017. Accordingly, the Company established a full valuation allowance against its U.S. deferred tax assets.

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

At December 31, 2017, Longfin has no unrecognized tax benefits.

Impact of The Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduces the U.S. corporate income tax rate to 21%, effective in 2018. As a result, the Company has remeasured its U.S. deferred tax assets and liabilities as of December 31, 2017 to reflect the lower rate expected to apply when these temporary differences reverse.

The Company estimates that the remeasurement resulted in a nominal reduction in deferred tax assets, which was fully offset by a corresponding change to the Company’s valuation allowance. The impact will likely be subject to ongoing technical guidance and accounting interpretation, which the Company will continue to monitor and assess.

The Tax Reform Act also provides for a transition to a new territorial system of taxation and generally requires companies to include certain untaxed foreign earnings of non-U.S. subsidiaries into taxable income in 2017 (“Transition Tax”). The Company estimates that it will incur a $0.6 million Transition Tax and has recorded a provisional liability in this amount.

Additionally, the Securities Exchange Commission staff has issued SAB 118, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Because the Company is still in the process of analyzing certain provisions of the Tax Act, the Company has determined that the adjustment to its deferred taxes and the Transition Tax are provisional amounts as permitted under SAB 118.

Note 11: Commitments and Contingencies

Legal Matters

The Company is and may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. In the opinion of management, there are currently no claims that would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On March 5, 2018, the Division of Enforcement of the SEC informed the Company that it is conducting an investigation In the Matter of Trading in the Securities of Longfin Corp. and requested that the Company provide certain documents in connection with its investigation, including documents related to our IPO and other financings and the acquisition of Ziddu.com. The Company is in the process of responding to this document request and will cooperate with the SEC in connection with its investigation. While the SEC is trying to determine whether there have been any violations of the federal securities laws, the investigation does not mean that the SEC has concluded that anyone has violated the law. Also, the investigation does not mean that the SEC has a negative opinion of any person, entity or security.

Leases

Leases where the lessor effectively retains substantially all the risks and benefits of ownership of the leased asset are classified as operating leases. Operating lease payments are recognized as an expense in the statement of operations on a straight-line basis over the lease term.

Employee Benefits

Defined contribution plan

As required by law, Longfin Tradex makes contributions to a pension plan, the Central Provident Fund (“CPF”), as applicable in a different jurisdiction where the companies operate. Such obligations for contributions are recognized as compensation expense in the statement of operations in the same period as the employment that gives rise to the obligatory contribution.

Note 12. Loss Per Share

Under the two-class method, basic net loss per share is computed using the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of Common Stock and, if dilutive, potential shares of Common Stock outstanding during the period. The dilutive effect of potential shares of Common Stock is reflected in diluted loss per share by application of the treasury stock method.

The Company has two classes of issued and outstanding Common Stock; Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock and holders of Class B Common Stock have substantially identical rights, including rights with respect to any declared dividends or distributions of cash or property, and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness. The two classes have different voting rights, with holders of Class A Common Stock entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of stockholders. The undistributed losses are allocated based on the contractual participation rights of the Class A and Class B Common Stock as if the losses for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed losses are allocated on a proportionate basis.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

The following table sets forth the calculation of basic and diluted net loss per share attributable to Common Stockholders during the period presented (in thousands except share and per share amounts):

Warrants issued to purchase 39,834 of common shares were not included in the computation of diluted loss per share.

The Company does not have any dilutive securities as of December 31, 2017.

Numerator:
Net loss	$(26,369)

Denominator:
Weighted average shares outstanding	45,236,287

Basic loss per share:	$(0.58)

Diluted loss per share:	$(0.58)

Note 13. Geographic Areas

Long-lived assets

The following table sets forth long-lived assets by geographic area for the period from February 1, 2017 through December 31, 2017 (in thousands):

December 31, 2017
Singapore	$125,779
United Kingdom	7,172
United States	630
Japan	549
United Arab Emirates	78
$134,208

Revenue

The following table sets forth revenue by geographic area for the period from February 1, 2017 through December 31, 2017 (in thousands):

For the period from February 1, 2017 (inception) through December 31, 2017
Singapore	$40,413
United Arab Emirates	15,583
United Kingdom	7,187
India	6,852
Other	5,013
$75,048

Note 14: Subsequent Events

Securities Purchase Agreement

On January 22, 2018, pursuant to a Securities Purchase Agreement (“SPA”) entered into by an institutional investor (the “Investor”), the Company agreed to sell and issue (1) (i) Senior Convertible Notes to the Investor in the aggregate principal amount of $52.7 million (each, a “Note” and collectively, the “Notes”), consisting of a Series A Note in the principal amount of $10,095,941 and (ii) a Series B Note in the principal amount of $42.6 million, and (2) a warrant to purchase 751,894 shares of Longfin Class A Common Stock, exercisable for a period of five years at an exercise price of $38.55 per share (the “Warrant”), for consideration consisting of (i) a cash payment of $5.0 million, and (ii) a secured promissory note payable by the Investor to Longfin (the “Investor Note”) in the principal amount of $42.6 million (collectively, the “Financing”).

As of April 2, 2018, the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Financing and will not be able to obtain additional monies through the Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is deemed effective by the Securities and Exchange Commission.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

On February 13, 2018, the Company completed the Financing and related sale and issuance of the Notes, the Warrant and a placement agent warrant. The maturity date of the Notes is August 13, 2019 and the Investor Note is February 13, 2048.

Amendment and Restatement of Certificate of Incorporation

On January 22, 2018, the Company’s Board of Directors amended and restated the Company’s Certificate of Incorporation to increase the authorized shares of the Company’s capital stock from 200,000,000 shares to 300,000,000 shares, $0.00001 par value per share, comprised of 200,000,000 shares of Class A Common Stock, 75,000,000 shares of Class B Common Stock and 25,000,000 shares of Class C Common Stock. Shares of Common Stock shall have the same rights and powers, rank equally (including as to dividends and distributions, and any liquidation, dissolution or winding up of the corporation), share ratably and be identical in all respects as to all matters, except voting rights. Holders of Class A and Class B Common Stock will be entitled to one vote for each share held. Holders of Class C Common Stock will have no voting rights.

The Class B Common Stock will be convertible into shares of Class A Common Stock. The Class B Common Stock will be automatically converted into one fully paid and nonassessable share of Class A Common Stock on the affirmative election of such holder.

Longfin 2018 Omnibus Equity Incentive Plan

On February 12, 2018, the Company adopted the Longfin 2018 Omnibus Equity Incentive Plan authorizing the grant of awards up to 2,000,000 shares of Class A Common Stock.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Longfin Corp.

By:	/s/ Venkata S Meenavalli
Name: Venkata S Meenavalli
Title: Chief Executive Officer

April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Venkata S. Meenavalli	Chief Executive Officer and Director	April 2, 2018
Venkata S. Meenavalli	(Principal Executive Officer)

/s Vivek Kumar Ratakonda	Chief Financial Officer	April 2, 2018
Vivek Kumar Ratakonda	(Principal Financial Officer and Principal Accounting Officer)