Form 10-K/A
period 2017-12-31
Longfin Corp
filed 2018-04-19
CIK 1699683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No[X]

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

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 29, 2018
Class A Common Stock, $0.00001 par value	44,540,989
Class B Common Stock, $0.00001 par value	30,000,000
Class C Common Stock, $0.00001 par value	–

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (Amendment No. 1) amends the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) by Longfin Corp. (the “Company”) on April 2, 2018 (the “Original 10-K”) to include additional signatures inadvertently omitted from the Original 10-K and updates additional disclosures included in Items 1A, 5 and 14. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-K/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as indicated above, all other information in the Original 10-K remains unchanged.

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

Risks Relating to Our Financial Condition and Going Concern

Our primary indebtedness is currently in default and we are unlikely to be able to refinance those obligations. As a result it is unlikely that we will be able to continue as a going concern unless a significant restructuring of our obligations is implemented, either by means of negotiation or through a bankruptcy proceeding.

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

On January 22, 2018, pursuant to a Securities Purchase Agreement (“SPA”) entered into by an institutional investor (the “Investor”), the Company agreed to sell and issue (1) (i) Senior Convertible Notes to the Investor in the aggregate principal amount of $52,700,000 (each, a “Note” and collectively, the “Notes”), consisting of a Series A Note in the principal amount of $10,095,941 (“Series A Note”) and (ii) a Series B Note in the principal amount of $42,604,059, and (2) a warrant to purchase 751,894 shares of Longfin Class A Common Stock, exercisable for a period of five years at an exercise price of $38.55 per share (the “Warrant”), for consideration consisting of (i) a cash payment of $5,000,000, and (ii) a secured promissory note payable by the Investor to Longfin (the “Investor Note”) in the principal amount of $42,604,059 (collectively, the “Financing”). On February 13, 2018, the Company completed the Financing and related sale and issuance of the Notes, the Warrant and a placement agent warrant. The maturity date of the Notes is August 13, 2019 and the Investor Note is February 13, 2048. To date, the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Financing and will not be able to obtain additional monies through the Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is declared effective by the Securities and Exchange Commission or such shares are eligible for resale pursuant to Rule 144 under the Securities Act, or the investor elects to convert or exercise such securities notwithstanding the underlying shares have not been so registered or are then so eligible. Pursuant to a continued trading halt in the Company’s Class A Stock instituted on April 6, 2018, as of the date of this filing the Notes are in default and the investor in the Financing has begun to exercise its remedies with respect to requiring the Company to redeem the Series A Note by notice dated February 13, 2018 (the “Default Notice”). Pursuant to the Default Notice, the investor in the Financing has demanded that we pay the Event of Default Redemption Price of the Series A Note not later than Friday, April 20, 2018, which the investor has calculated as $33.6 million if paid by such date. The investor has not exercised its remedies with respect to requiring the Company to redeem the Series B Note, but in the Default Notice has reserved its rights with regard to such remedy.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the monies from the Financing and the attainment of profitable operations. These factors, which are not within the Company’s control, raise substantial doubt regarding the Company’s ability to continue as a going concern. Although it is no longer feasible to view that additional funding will be forthcoming pursuant to the Financing in light of the Default Notice, the Company intends to enter into discussions with the investor regarding the renegotiation of the terms of the Financing in light of the Trading Halt and SEC Litigation mentioned elsewhere herein. If the Company is unable to successfully renegotiate the terms of the Financing, including receiving one or more waivers with respect to the ongoing default under the Notes, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We are party to an SEC lawsuit and our management, financial condition and results of operations could be seriously harmed should the claims of the SEC result in significant damages involving the Company.

At the beginning of April  2018, the SEC filed the case Securities and Exchange Commission v. Longfin Corp., et al., 18 Civ. 2977 (JGK) (the “SEC Litigation”) in federal court in the Southern District of New York.  The Company and Mr. Meenavalli are named as defendants, as are three of the Company’s stockholders who made certain sales of Class A Common Stock.  The SEC’s complaint alleges that the defendants violated Section 5 of the Securities Act of 1933 by either distributing or participating in the distribution of the Company’s securities to the public  in unregistered transactions. The SEC litigation includes the SEC’s application for a temporary restraining order and asset freeze relating to the assets of the three defendants who were stockholders who made certain sales of Class A Common Stock.  There can be no assurance that the SEC will not expand the scope of the SEC litigation to make more claims against the Company or Mr. Meenavalli, and the costs and distraction associated with the SEC litigation, as well as related negative publicity, has disrupted the Company’s operations and is likely to continue to do so.

We may suffer significant loss of operating capital related to securities class action lawsuits and our management, financial condition and results of operations could be seriously harmed.

At the beginning of April  2018, four putative securities class action lawsuits were filed in the federal courts for the Southern and Eastern Districts of New York against Longfin Corp. and our CEO, Mr. Meenavalli, and (in the case of the second action) CFO, Mr. Ratakonda.  The actions are:  Reddy v. LongFin Corp. et al., 18 Civ. 2933 (JGK) (SDNY); Long Chee Min v. Longfin Corp. et al., 18 Civ. 2973 (VSB) (SDNY); Chauhan v. Longfin et al., 18 Civ. 2010 (MKB) (EDNY); and Miller v. Longfin et al., 18 Civ. 3121 (UA) (SDNY).   According to the complaints, defendants made false and/or misleading statements and failed to disclose material adverse facts about Longfin’s business, operations, prospects and performance. Plaintiffs allege, inter alia, that defendants made false and/or misleading statements and/or failed to disclose that: (i) Longfin had material weaknesses in its operations and internal controls that hindered the Company’s profitability; and (ii) Longfin did not meet the requirements for inclusion in Russell indices. Based on the foregoing, plaintiffs assert causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified compensatory damages, fees and costs.

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

As of April 2, 2018, Mr. Venkata Srinivas Meenavalli owns the majority of shares of Longfin’s Common Stock. Therefore, Mr. Meenavalli is now and could be in the future in a position to elect or change the members of the board of directors and to control Longfin’s business and affairs including certain significant corporate actions, including but not limited to acquisitions, the sale or purchase of assets and the issuance and sale of Longfin’s shares. Longfin also may be prevented from entering into transactions that could be beneficial to the other holders of the shares without Mr. Meenavalli’s consent. Mr. Meenavalli’s interests might differ from the interests of other shareholders.

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

As a result of our initial public offering, we became a public company and our securities are listed on NASDAQ. As such, we are required to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, as well as the requirements of NASDAQ. Compliance with the requirements of being a public company have required us to increase our operating expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, in connection with Section 404(a) of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K for the year ended December 31, 2017. However, in connection with Section 404(b) of the Sarbanes-Oxley Act, our auditors are not required to attest to our internal controls over financial reporting until we no longer qualify as an emerging growth company under the JOBS Act. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Furthermore, we might not be able to retain our independent directors or attract new independent directors for our committees.

We are subject to an ongoing inquiry from NASDAQ and are currently in a trading halt

Our Class A Common Stock is currently subject to a trading halt on NASDAQ (the “Trading Halt”) and there can be no assurance when or if this halt will be lifted. This market has continued listing standards that we must maintain on an ongoing basis in order to continue the listing of our Class A Common Stock and NASDAQ has requested certain information from us to ensure that we continue to meet these requirements. If following these inquiries and responses NASDAQ determines that we fail to meet these continued listing requirements, our Class A Common Stock may be subject to delisting. In addition, on April 18, 2018. we received a notice (the “Notice”) from the NASDAQ Stock Market LLC (“NASDAQ”), indicating that we do not comply with the NASDAQ Listing Rule 5250(c)(1) due to the Company not having included the signatures of a majority of the members of its Board of Directors in its Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) that it filed with the U.S. Securities & Exchange Commission (the “SEC”) on April 2, 2018. The filing of this Form 10- K/A is intended to address this matter.

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

To the extent that the activities of the Company cause it to be deemed a “money transmitter” (or equivalent designation) under state law in any state in which the Company operates, the Company may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may including the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the NYSDFS has finalized its “BitLicense” framework for businesses that conduct “virtual currency business activity,” the Conference of State Bank Supervisors has proposed a model form of state level “virtual currency” regulation and additional state regulators including those from California, Idaho, Virginia, Kansas, Texas, South Dakota and Washington have made public statements indicating that virtual currency businesses may be required to seek licenses as money transmitters. In July 2016, North Carolina updated the law to define “virtual currency” and the activities that trigger licensure in a business-friendly approach that encourages companies to use virtual currency and blockchain technology. Specifically, the North Carolina law does not require miners or software providers to obtain a license for multi-signature software, smart contract platforms, smart property, colored coins and non-hosted, non-custodial wallets. Starting January 1, 2016, New Hampshire requires anyone exchanges a digital currency for another currency must become a licensed and bonded money transmitter. In numerous other states, including Connecticut and New Jersey, legislation is being proposed or has been introduced regarding the treatment of ETH and other Digital Assets. The Company will continue to monitor for developments in such legislation, guidance or regulations. On April 11, 2018, we received a subpoena from the Department of Financial Institutions of the State of Washington regarding our business activities intended to determine if our business model requires a money transmission license in the State of Washington.

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

The Company is working to remediate the material weaknesses, has taken steps to enhance the internal control environment, and plans to take additional steps to remediate the material weaknesses. Specifically, we will:

●	seek technically competent staff with appropriate experience applying GAAP accounting guidance;

●	design additional controls around identification, documentation and application of technical accounting guidance;

●	implement additional internal reporting procedures, including those designed to add depth to the review processes and improve segregation of duties; and

●	restructur internal controls to eliminate or improve known control issues.

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

Market information

Our Class A Common Stock has been quoted on the Nasdaq Capital Market since December 12, 2017, under the symbol “LFIN.” Prior to this, there was no public market for our Common Stock. As of April 6, 2018, trading in the Class A Common Stock was halted by NASDAQ pending receipt of additional information. We have provided information to NASDAQ in response to their inquiries and continue to cooperate with them in this regard.

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

Item 14. Principal Accountant Fees and Services.

As reported on a Current Report on Form 8-K dated April 5, 2018, on April 5, 2018 the Company was notified that its independent registered public accounting firm, CohnReznick LLP had resigned its engagement with the Company, which resignation was effective immediately. On April 7, 2018, the Company engaged AJSH & Co. LLP (“AJSH”) as its principal accountant. The following is a summary of the fees billed or to be billed to Longfin by its former principal auditor, CohnReznick LLP for the calendar year ended December 31, 2017:

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

The Audit Committee is informed of and approves all services AJSH provides. The Audit Committee pre-approves the annual audit fee, tax services, and non-routine SEC filing reviews.

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements.

The following financial statements are filed as part of this report:

(b) Exhibits.

Exhibit No.	Document Description

2.1	Share Exchange Agreement, dated March 1, 2017, between Longfin Corp. and Longfin Tradex Pte. Ltd. (1)

2.2	Addendum to Share Exchange Agreement, dated April 20, 2017, between Longfin Corp. and Longfin Tradex Pte. Ltd. (2)

2.3	Asset Purchase Agreement dated December 11, 2017 between Longfin Corp. and Meridian Enterprises Pte. Ltd. (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant (5)

4.1	Form of Senior Secured Convertible Notes issued by Longfin. (6)

4.2	Form of Investor Note issued by the Investor. (7)

4.3	Form of Investor Warrant. (8)

4.4	Form of Placement Agent Warrant (9)

10.1	Securities Purchase Agreement, dated January 22, 2018, by and between Longfin and the Investor (10)

10.2	Form of Master Netting Agreement. (11)

10.3	Form of Investors’ Note Purchase Agreement. (12)

10.4	Form of Registration Rights Agreement. (13)

10.5	Form of Placement Agency Agreement (14)

10.6	Form of Voting and Lockup Agreement (15)

10.7	Amendment No.1 to Securities Purchase Agreement, dated February 12, 2018 by and between Longfin and the Investor. (16)

10.8	Longfin Corp. 2018 Omnibus Equity Incentive Plan. (17)

21	Subsidiaries of Longfin Corp. (18)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit 2.6 to Form 1-A – Offering Statement (Regulation A) filed with the SEC on March 13, 2017.

(2)	Incorporated by reference to exhibit 2.6 to Form 1-A – Offering Statement (Regulation A) filed with the SEC on May 23, 2017.

(3)	Incorporated by reference to exhibit 2.1 to Current Report on Form 8-K filed with the SEC on December 15, 2017

(4)	Incorporated by reference to Exhibit A-1 to Appendix A to Information Statement on Schedule 14C filed with the SEC on February 28, 2018.

(5)	Incorporated by reference to Exhibit A-2 to Appendix A to Information Statement on Schedule 14C filed with the SEC on February 28, 2018.

(6)	Incorporated by reference to exhibit 4.1 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(7)	Incorporated by reference to exhibit 4.2 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(8)	Incorporated by reference to exhibit 4.3 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(9)	Incorporated by reference to exhibit 4.4 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(10)	Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(11)	Incorporated by reference to exhibit 10.2 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(12)	Incorporated by reference to exhibit 10.3 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(13)	Incorporated by reference to exhibit 10.4 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(14)	Incorporated by reference to exhibit 10.5 to Current Report on Form 8-K filed with the SEC on January 23, 2018.

(15)	Incorporated by reference to exhibit 10.6 to Current Report on Form 8-K filed with the SEC on January 23, 2018.

(16)	Incorporated by reference to exhibit 10.7 to Current Report on Form 8-K/A filed with the SEC on February 14, 2018.

(17)	Incorporated by reference to Exhibit B to Appendix A to Information Statement on Schedule 14C filed with the SEC on February 28, 2018.

(18)	Incorporated by reference to Exhibit 21 to Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGFIN CORP.

Date: 4/19/18	By:	/s/ Venkata S. Meenavalli
Venkata S. Meenavalli
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 4/19/18	/s/ Venkata S. Meenavalli
Venkata S. Meenavalli
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: 4/19/18	/s/ Vikek KumarRatakonda
Vivek Kumar Ratakonda
Chief Financial Officer (Principal Financial Officer) and Director

Date: 4/19/18	/s/ Gaddi Linga Murthy
Gaddi Linga Murthy
Director

Date: 4/19/18	/s/ Yogesh Patel
Yogesh Patel
Director

Date: 4/19/18	/s/ David Nichols
David Nichols
Director