Form 10-Q
period 2017-09-30
Longfin Corp
filed 2018-05-04
CIK 1699683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-38192

LONGFIN CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-5312393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 State Street, Suite 4000, New York, NY 10004

(Address of principal executive offices and zip code)

(646)-202-9550

(Registrant’s telephone number, including area code)

16-017 Broad Street, New York, NY 10004

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 2, 2018
Class A Common Stock, $0.00001 par value	44,540,989
Class B Common Stock, $0.00001 par value	30,000,000
Class C Common Stock, $0.00001 par value	—

LONGFIN CORP

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of September 30, 2017 (unaudited)	1

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2017 and for the period from February 1, 2017 (inception) through September 30, 2017 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the period from February 1, 2017 (inception) through September 30, 2017 (unaudited)	3

	Condensed Consolidated Statement of Cash Flows for the period from February 1, 2017 (inception) through September 30, 2017 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and the Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION		31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Recent Sales of Unregistered Securities	31

Item3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33

LONGFIN CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

September 30, 2017

(in thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$260
Accounts receivable	15,023
Due from related parties	6,740
Deferred offering costs-Cash	133
Deferred offering costs-Non cash	4,192
Other current assets	145
Total current assets	26,493
Property, plant and equipment, net	9,132
Intangibles, net	36,867
Goodwill	90,474
Total assets	$162,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,372
Accrued expenses	160
Due to related parties	7,460
Income taxes	32
Total current liabilities	15,024
Deferred taxes	7,378
Total liabilities	22,402

Commitments and contingencies

Stockholders’ equity
Class A voting common stock, $0.00001 par value; 100,000,000 shares authorized; and 42,900,000 shares issued and outstanding as of September 30, 2017	1
Class B voting common stock, $0.00001 par value; 75,000,000 shares authorized; and 30,000,000 shares issued and outstanding as of September 30, 2017	-
Class C voting common stock, $0.00001 par value; 25,000,000 shares authorized; and no shares issued and outstanding as of September 30, 2017	-
Additional paid-in capital	164,577
Money received pending allotment	2,025
Accumulated deficit	(26,039)
Total stockholders’ equity	140,564
Total liabilities and stockholders’ equity	$162,966

See Notes to Condensed Consolidated Financial Statements.

LONGFIN CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the period from February 1, 2017 (inception) through September 30, 2017

(In thousands, except share and per share amounts)

	Three months ended September 30, 2017	For the period from February 1, 2017 (inception) through September 30, 2017
Revenue:
Sale of physical commodities (includes sales to related parties of $12,249)	$12,719	$20,122
Technology revenue	3,138	5,005
Other revenue	24	23
Total revenue	15,881	25,150

Operating expenses:
Cost of physical commodities revenues (includes purchases from related parties of $9,034)	12,787	19,527
Cost of technology revenue (includes related party costs of $2,789)	1,138	2,790
Stock-based compensation	6,986	25,986
Employee compensation and payroll taxes	130	142
Operations and administrative	225	353
Depreciation and amortization	452	605
Amortization of acquired intangible assets	1,563	1,733
Total operating expenses	23,281	51,136

Loss from operations	(7,400)	(25,986)

Other income (expenses)
Other income , net	1	1
Total other income, net	1	1
Loss before income taxes	(7,399)	(25,985)
Income tax (benefit) expense	8	53
Net loss	$(7,407)	$(26,038)

Net loss per common share, basic	$(0.11)	$(0.77)
Net loss per common share, diluted	$(0.11)	$(0.77)

Weighted average common shares outstanding, basic	68,497,826	33,664,463
Weighted average common shares outstanding, diluted	68,497,826	33,664,463

See Notes to Condensed Consolidated Financial Statements.

LONGFIN CORP. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the period from February 1, 2017 (inception) through September 30, 2017

(in thousands, except share amounts)

	Shares				Amount
	Class A Common Stock		Class B Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital		Accumulated Deficit		Money Received Pending Allotment		Total Stockholders' Equity
Balance as of February 1, 2017	$		$		$		$		$		$		$		$
Issuance of common stock (Founders Shares)		-		7,500,000		-		-		-		-		-		-
Issuance of common stock in lieu of cash compensation		10,000,000		-		-		-		19,000		-		-		19,000
Issuance of common stock in connection with acquisition of Stampede		27,500,000		22,500,000		1		-		134,399		-		-		134,400
Issuance of common stock in connection with consulting agreement for common stock offering		2,025,000		-		-		-		4,192		-		-		4,192
Issuance of common stock for services		3,375,000		-		-		-		6,986		-		-		6,986
Money received pending allotment		-		-		-		-		-		-		2,025		2,025
Net loss		-		-		-		-		-		(26,038)		-		(26,038)
Balance as of September 30, 2017		42,900,000		30,000,000		1		-		164,577		(26,038)		2,025		140,565

See Notes to Condensed Consolidated Financial Statements.

LONGFIN CORP. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

For the period from February 1, 2017 (inception) through September 30, 2017

(in thousands)

Cash flows from operating activities
Net loss	$(26,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,337
Deferred Offering cost-Cash	(133)
Deferred income tax expense	229
Stock compensation	25,986
Changes in operating assets and liabilities:
Accounts receivable	(3,089)
Due from related parties	(5,531)
Other current assets	86
Accounts payable	6,697
Accrued expenses	123
Due to related parties	4,030
Income taxes	(176)
Other current liabilities	(16)
Net cash provided by operating activities	4,505
Cash flows from investing activities
Purchase of computer software (includes $4,515 from a related party)	(6,283)
Cash acquired from Stampede acquisition	14
Net cash (used in) investing activities	(6,269)
Cash flows from financing activities
Money received pending allotment	2,025
Net cash (used in) financing activities	2,025
Net increase in cash and cash equivalents	260
Cash and cash equivalents at the beginning of the period	-
Cash and cash equivalents at the end of the period	$260
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-
Supplemental disclosure of noncash investing and financing activities:
Investment in Stampede, net of cash acquired
Accounts receivable	$11,934
Due from related parties	1,209
Property, plant and equipment	3,454
Intangible assets	38,600
Goodwill	90,474
Other assets	231
Accounts payable	(675)
Accrued expenses	(37)
Due to related parties	(3,431)
Accrued income taxes	(208)
Other current liabilities	(16)
Deferred tax liability	(7,149)
$134,386
Class A and B common shares issued for Stampede acquisition	$134,400
Deferred offering costs- Non Cash paid in equity	$4,192
Stock compensation- Non Cash paid in equity	$25,986

See Notes to Condensed Consolidated Financial Statements.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

On June 15, 2017, the Company amended its Certificate of Incorporation such that the Company was authorized to issue 100,000,000 shares of Class A Common Stock, par value $0.00001 per share; 75,000,000 shares of Class B Common Stock, par value $0.00001 per share and 25,000,000 shares of Class C Common Stock, par value $0.00001 per share. The Company’s By-Laws were amended such that (i) the holders of Class A Common Stock and Class B Common Stock will at all times vote together as one class on all matters (including the election of directors) submitted to a vote for the consent of the stockholders of the Company, (ii) Each holder of Class A Common Stock is entitled to one (1) vote for each share of Class A Common Stock held, (iii) Each holder of Class B Common Stock is entitled to ten (10) votes for each share of Class B Common Stock held, and (iv) Each holder of Class C Common Stock is entitled to zero votes for each share of Class C Common Stock held. The Company has been advised that such provisions of its By-Laws are ineffective under Delaware law and accordingly the disparate voting rights have been disregarded for all periods.

On June 19, 2017, Longfin acquired all of the common shares of Longfin Tradex Pte. Ltd. (“Longfin Tradex”), formerly Stampede Tradex Pte. Ltd., a global trade finance technology solution provider. Longfin Tradex was incorporated in Singapore in 2010 and operates an electronic trading and market making business in Asia, Europe and the Middle East. Prior to the acquisition, Longfin Tradex was 55% owned by Stampede Capital Limited (“SCL”), a public company in India, and 45% owned by Mr. Meenavalli. Prior to the acquisition, Mr. Meenavalli and his wife owned a combined 17.11% of SCL’s outstanding shares. As consideration for Longfin Tradex, Longfin issued 27,500,000 shares of Class A Common Stock to SCL and 22,500,000 shares of Class B Common Stock to Mr. Meenavalli (the “Longfin Tradex Acquisition”). The Longfin Tradex Acquisition has been accounted for as a business combination, (see Note 4). Subsequent to the Acquisition, Longfin Tradex is a 100% subsidiary of Longfin. The Company’s plan is to utilize Longfin Tradex’s technology, strategy, infrastructure and its business model for the regions of United States of America, North America, South America and Africa, and to carry the same business as being carried by Longfin Tradex for the Asia Pacific, Middle East and Europe region. Longfin Tradex being a subsidiary of Longfin will continue to grow in Asia Pacific, Middle East and Europe region.

At September 30, 2017, Mr. Meenavalli controls the voting interests in Longfin through his ownership of 10,000,000 of Class A common shares and 30,000,000 of Class B common shares.

The Company operates and is managed as one business. The Company’s operating results are regularly reviewed on a consolidated basis by its Chief Executive Officer, who is also the chief operating decision maker.

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has limited operating history and experienced a net loss of $26 million since its inception. The Company has $0.3 million of cash at September 30, 2017. The Company operates primarily in structured trade finance and providing technology services and our operating costs are primarily related to the cost of providing those services, employee compensation and administrative expenses. At September 30, 2017, Longfin sought to pursue an IPO and fund raising after SEC qualification under Regulation A + Tier II for $ 50 million and listing on NASDAQ (the “Financing”).

On January 22, 2018, pursuant to a Securities Purchase Agreement (“SPA”) entered into by an institutional investor (the “Investor”), the Company agreed to sell and issue (1) (i) Senior Convertible Notes to the Investor in the aggregate principal amount of $52,700,000 (each, a “Note” and collectively, the ‘‘Notes”), consisting of a Series A Note in the principal amount of $10,095,941 and (ii) a Series B Note in the principal amount of $42,604,059, and (2) a warrant to purchase 751,894 shares of Longfin Class A Common Stock, exercisable for a period of five years at an exercise price of $38.55 per share (the “Warrant”), for consideration consisting of (i) a cash payment of $5,000,000, and (ii) a secured promissory note payable by the Investor to Longfin (the “Investor Note”) in the principal amount of $42,604,059 (collectively, the “Note Financing”). On February 13, 2018, the Company completed the Note Financing and related sale and issuance of the Notes, the Warrant and a placement agent warrant. The maturity date of the Notes is August 13, 2019 and the Investor Note is February 13, 2048. As of May 3, 2018 the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Note Financing and will not be able to obtain additional monies through the Note Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is declared effective by the Securities and Exchange Commission or such shares are eligible for resale pursuant to Rule 144 under the Securities Act, or the investor elects to convert or exercise such securities notwithstanding the underlying shares have not been so registered or are then so eligible.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the monies from the Note Financing and the attainment of profitable operations. These factors, which are not within the Company’s control, raise substantial doubt regarding the Company’s ability to continue as a going concern. Although it is no longer feasible to view that additional funding will be forthcoming pursuant to the Note Financing in light of the Default Notice, the Company intends to enter into discussions with the investor regarding the renegotiation of the terms of the Note Financing in light of the Trading Halt and SEC Litigation mentioned elsewhere herein. If the Company is unable to obtain the monies from the Note Financing, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3: Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Preparation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

No comparative figures have been presented as this is the first set of quarterly financial statements prepared for the Company since its incorporation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Longfin and its wholly owned subsidiary, Longfin Tradex. All intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results may differ materially from those estimates.

The Company’s most significant estimates and judgments include the estimation of the underlying deemed fair value of Common Stock, the valuation of acquired intangible assets and goodwill from business combinations, the recoverability and useful lives (indefinite or finite) of intangible assets, and the assessment of impairment of goodwill.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Functional Currency

The functional currency for Longfin Tradex is the United States Dollar (“USD”). Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the condensed consolidated statements of operations. Securities and other assets and liabilities denominated in foreign currencies are translated into USD amounts at the date of valuation. Purchases and sales of other assets and liabilities and the related income and expenses denominated in foreign currencies are translated into USD on the respective dates of the transactions.

Foreign Currency Transactions

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income (expense), net. Monetary assets and liabilities are re-measured using foreign currency exchange rates at the end of the period, and non-monetary assets are re-measured based on historical exchange rates.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

The Company’s three largest customers accounted for 68% of the total revenue for the three months ended September 30, 2017 and 65% of the total revenue for the period from February 1, 2017 through September 30, 2017. For the three months ended September 30, 2017, these customers accounted for 28%, 20% and 20% of the revenue and 48% of this revenue was from related parties. For the period from February 1, 2017 through September 30, 2017, these customers accounted for 27%, 20% and 18% of the revenue and 49% of this revenue was from related parties.

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

Accounts Receivable and Payable

Accounts receivable and payable represent amounts due from customers and owed to vendors, respectively. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, and do not bear interest. The Company assesses the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when the Company determines that they are uncollectible. No allowance for doubtful accounts was required as of September 30, 2017 since the Company has not yet experienced any collection problems.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

The Company’s three largest customers accounted for 21%,18% and 16% of the September 30, 2017 accounts receivable balance, respectively.

The Company’s three largest vendors accounted for 26%,17% and 15% of the September 30, 2017 accounts payable balance, respectively.

Physical Commodity Purchases

The Company purchases certain physical commodities in the normal course of business that result in physical delivery of the goods and, hence, are excluded from ASC 815, Derivatives and Hedging.

Deferred Offering Costs

Deferred offering costs consist of legal fees incurred through the balance sheet date that are directly related to the planned initial public offering (“IPO”) and that will be charged to stockholders’ equity upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to the statement of operations as general and administrative expenses.

Money Received Pending Allotment

As on September 30, 2017, money ($ 2.03 million) was received from the subscribers of the Company against which the allotment of shares was pending.

Property, Plant and Equipment, Net

Property plant and equipment are stated at cost and depreciated over the estimated useful life of the assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the life of the lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

Software Development Costs

The Company generally capitalizes eligible costs to acquire or develop internal-use software that are incurred during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed, and that the software will be used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of three years of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Costs related to preliminary project activities and post implementation activities are expensed as incurred. There were no capitalized internal use software costs for the period ended September 30, 2017.

Business Combinations

The Company uses estimates and assumptions to assign a fair value to the tangible and intangible assets acquired and liabilities assumed in business combinations as of the acquisition date. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.

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

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. The Company tests its goodwill and indefinite-lived intangible assets each year on December 31. The Company has one reporting unit as of September 30, 2017. The company will review the carrying value of goodwill utilizing market capitalization approach which would be based upon the closing price of the company’s stock price after the completion of the IPO. As of September 30, 2017 the fair value of the company’s reporting unit was in excess of carrying value and goodwill was not deemed to be impaired. The Company did not identify any impairment to goodwill during the period ended September 30, 2017.

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

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the period ended September 30, 2017.

Impairment of Non-Financials Assets

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the Company of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment of long-lived assets during the period ended September 30, 2017.

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

Other revenue consists of incentive income received pursuant to agreements with exchanges that is recognized when earned.

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

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Stock-Based Compensation.

The Company measures all stock-based compensation to using a fair value method.

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

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations – Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduces a new accounting model, referred to as the current expected credit losses (CECL) model, for estimating credit losses on certain financial instruments and expands the disclosure requirements for estimating such credit losses. Under the new model, an entity is required to estimate the credit losses expected over the life of an exposure (or pool of exposures). The guidance also amends the current impairment model for debt securities classified as available-for-sale securities. The new guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance relating to the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017.The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

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

Note 4: Business Combinations

On June 19, 2017, Longfin acquired 100% of the outstanding shares of capital stock of Longfin Tradex in exchange for shares of Longfin’s Common Stock. The acquisition of Longfin Tradex was determined to be an acquisition of a business and the results of Longfin Tradex’s operations have been included in the consolidated financial statements since that date. Prior to the acquisition, Longfin Tradex was 55% owned by SCL, a public company in India, and 45% owned by Mr. Meenavalli. Mr. Meenavalli and his wife owned a combined 17.11% of SCL’s outstanding shares and Mr. Meenavalli served as Chairman and Non-Executive, Non-Independent Director of SCL, a position he resigned from effective June 2, 2017.The shareholders of SCL approved the sale of Longfin Tradex to Longfin. Longfin Tradex operated an electronic trading and market making business in Asia, Europe and the Middle East and was incorporated in Singapore in 2010.

The Company plans to utilize Longfin Tradex’s technology, strategy, infrastructure and its business model for the regions of United States of America, North America, South America and Africa, and to carry the same business as being carried by Longfin Tradex for the Asia Pacific, Middle East and Europe regions.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

The acquisition-date fair value of the consideration transferred totaled $134.4 million, which consisted of the following:

Fair value of consideration transferred (in thousands):

Longfin Class A common stock (27,500,000 shares)	$73,920
Longfin Class B common stock (22,500,000 shares)	60,480
Total	$134,400

The fair value of the consideration of $134,400 as on June 19, 2017 was based on a third party valuation report from Scalar in accordance with ASC 805.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

As of June 19, 2017:

(in thousands)
Assets:
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

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

Goodwill of $90 million is primarily attributable to the valuation of the Longfin Tradex acquisition and includes a deferred tax liability of $7.1 million related to the acquired intangible assets of $38.6 million. Goodwill is not deductible for income tax purposes.

The Company recognized nominal costs related to the acquisition that were expensed in the current period.

The amounts of revenue and earnings of Longfin Tradex included in the Company’s condensed consolidated statement of operations from the acquisition date to the period ended September 30, 2017 are as follows (in thousands):

June 20, 2017 – September 30, 2017
Revenue	$17,439
Loss from operations	$(34)

The following represents the unaudited pro forma condensed consolidated statement of operations as if Longfin Tradex had been included in the condensed consolidated results of the Company for the period from February 1, 2017 through September 30, 2017:

Unaudited pro forma condensed consolidated statement of operations (in thousands, except for share and per share amounts):

From January 1, 2017 – September 30, 2017
Revenue	25,150
Net loss	$(26,038)

Net loss per common share, basic	$(0.77)
Net loss per common share, diluted	$(0.77)

Weighted average common shares outstanding, basic	33,664,463
Weighted average common shares outstanding, diluted	33,664,463

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

Note 5: Property, Plant and Equipment, Net

Property, Plant and Equipment, net consists of the following (in thousands):

September 30, 2017
Computer software	$6,283
Computer equipment	3,454
9,737
Accumulated depreciation	(605)
Property and equipment, net	$9,132

For the three months ended September 30, 2017 and the period from February 1, 2017 through September 30, 2017, the Company recorded $0.5 million and $0.6 million, respectively, in depreciation expense.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

Note 6: Intangible Assets

As of September 30, 2017, the Company has the following amounts related to intangible assets (in thousands):

	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	8 years	$32,000	$(1,118)	$30,882
Customer relationships	3 years	6,600	(615)	5,985
		$38,600	$(1,733)	$36,867

The following table represents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

For the Year-Ended September 30	Estimated Amortization Expense
2018	$6,200
2019	$6,200
2020	$5,585
2021	$4,000
2022	$4,000
Thereafter	$10,882

For the three months ended September 30, 2017 and the period from February 1, 2017 through September 30, 2017, the Company recorded $1.6 million and $1.7 million, respectively, in amortization expense.

Note 7: Accrued Expenses

Accrued expenses as of September 30, 2017 consists of the following (in thousands):

September 30, 2017
Legal and professional fee	121
Director fees	19
Payroll	16
Rent Deposit	4
$160

Note 8: Stockholders’ Equity

As of the date of incorporation, the Company has authorized share capital of 200,000,000 shares, par value $0.00001 per share. On February 1, 2017 the Company issued 7,500,000 founder shares to Mr. Meenavalli, the Company’s Chief Executive Officer (“CEO”), valued at $75, which was paid for in cash by Mr. Meenavalli.

On June 15, 2017, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A Common Stock, par value $0.00001 per share; 75,000,000 of Class B Common Stock, par value $0.00001 per share and 25,000,000 shares of Class C Common Stock, par value $0.00001 per share. The By-Laws were amended such that (i) the holders of Class A Common Stock and Class B Common Stock will at all times vote together as one class on all matters(including the election of directors) submitted to a vote for the consent of the stockholders of the Company, (ii) Each holder of Class A Common Stock is entitled to one (1) vote for each share of Class A Common Stock held, (iii) Each holder of Class B Common Stock is entitled to ten (10) votes for each share of Class B Common Stock held, and (iv) Each holder of Class C Common Stock is entitled to zero votes for each share of Class C Common Stock held. The Company has been advised that such provisions of its By-Laws are ineffective under Delaware law and accordingly the disparate voting rights have been disregarded for all periods.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

The holders of ordinary shares are entitled to receive dividends as and when declared and are entitled to one vote per share at meetings of the Company. All shares rank equally with regards to residual assets of the Company.

On June 19, 2017, the Company issued shares of its Common Stock related to the acquisition of Longfin Tradex valued at $134.4 million (see Note 4), which is comprised of 27,500,000 shares of Class A Common Stock issued to SCL and 22,500,000 shares of Class B Common Stock issued to Mr. Meenavalli, Longfin’s CEO. The Company also issued 10,000,000 shares of class A Common Stock to Mr. Meenavalli, valued at $19 million for services and recorded compensation expense in the Company’s condensed consolidated statement of operations in general and administrative expenses. The 10,000,000 shares of class A Common Stock were valued under 409A of the Internal Revenue Code at a price of $1.90 per share based on a third party valuation report from Scalar.

On September 14, 2017, the Company issued 3,375,000 shares of its Class A Common Stock valued at $7.0 million to Mr. Krishanu Singhal, the Company’s former Chief Financial Officer. The Company recorded the value of the shares as compensation expense in the Company’s condensed consolidated statement of operations in general and administrative expenses.

The Company issued 2,025,000 shares of its Class A Common Stock valued at $4.2 million to a third-party marketing platform owned by Adamson Brothers Corp., an entity of which Mr. Andy Altahawi has voting and dispositive control, in exchange for services in connection with the Financing. Such amounts were recorded as deferred offering costs –non cash as of September 30, 2017. Also, in addition to stock compensation paid to Adamson Brothers Corp., the Company also agreed to pay $65,000 in cash for the services obtained in connection with the Public Offering.

Note 9: Related Party Transactions

Related party transactions for the three months ended September 30, 2017 and the period from February 1, 2017 through September 30, 2017 are as follows (in thousands):

	For the Year-Ended September 30			For the period from February 1, 2017 (inception) through September 30, 2017
	Sale of physical commodities	Cost of physical commodities revenues	Cost of technology revenue	Sale of physical commodities	Cost of physical commodities revenues	Cost of technology revenue	Capital Expenditures
Stampede Enterprises India Private Limited	$3,180	$1,302	$-	$6,852	$1,302	$-	$-
Meridian Enterprises Pte. Limited	4,453	1,886	-	4,453	6,825	-	-
Meridian Tech HK Limited	-	-	1,137	944	907	2,789	4,515
	$7,633	$3,188	$1,137	$12,249	$9,034	$2,789	$4,515

Related party balances for the period-ended September 30, 2017 are as follows (in thousands):

Due from Related Parties:	Relationship	September30, 2017
Meridian Enterprises Pte Ltd	Common Promoter	$4,462
Stampede Enterprises India Private Limited	Wholly owned subsidiary of Stampede Capital Limited	$2,224
Meridian Tech HK Limited	Wholly owned subsidiary of Meridian Enterprises Pte Limited	$54
		$6,740
Due to Related Parties
Meridian Tech HK Limited	Wholly owned subsidiary of Meridian Enterprises Pte Limited	$3,993
Stampede Capital Limited	See Note1	$332
Stampede Enterprises India Private Limited	Wholly owned subsidiary of Stampede Capital Limited	$302
Stampede Technologies Pte Limited	Wholly owned subsidiary of Stampede Capital Limited	$625
Globe7 Pte Limited	Common Promoter	$4
Meridian Enterprises Pte Limited	Common Promoter	$2,208
		$7,464

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

Note 10: Income Taxes

The components of loss from operations before income tax are the three months ended September 30, 2017 and the period from February 1, 2017 through September 30, 2017 (in thousands) as follows (in thousands):

	For the three months ended September 30, 2017	For the period from February 1, 2017 (inception) through September 30, 2017
United States
Non-United States	$(6,990)	$(25,951)
	(409)	(34)
	$(7,399)	$(25,985)

The components of the income tax expense (benefit) for the three months ended September 30, 2017 and the period from February 1, 2017 through September 30, 2017 (in thousands):

	For the three months ended September 30, 2017	For the period from February 1, 2017 (inception) through September 30, 2017
Current:
United States	$81	$32
Non-United States	(208)	(208)
	(127)	(176)
Deferred:
United States	-	-
Non-United States	135	229
	135	229
Total	$8	$53

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

Reconciliation of the income tax expense (benefit) if computed at the U.S. Federal income tax rate to the Company’s reported income tax expense (benefit) for the three months ended September 30, 2017 and the period from February 1, 2017 through September 30, 2017 is as follows (in thousands):

	For the three months ended September 30, 2017	For the period from February 1, 2017 (inception) through September 30, 2017
Loss from operations before income tax	$(7,399)	$(25,985)
Income tax rate	34%	34%
Income tax expense at the U.S. Federal tax rate	(2,516)	(8,835)
Adjustments to derive effective tax rate:
Non-deductible stock-based compensation	2,375	8,835
Other non-deductible expenses	20	19
Foreign rate differential	127	33
State and local net of federal benefit	1	1
Income tax (benefit) expense	$8	$53

The primary components of the deferred tax liabilities are as follows (in thousands):

September 30, 2017
Deferred income tax assets
Net operating loss - foreign	$442
Total deferred tax asset	442
Deferred income tax liabilities
Intangible assets	(6,267)
Depreciation	(1,553)
Total deferred tax liabilities	(7,820)
Net deferred tax liabilities	$(7,378)

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

At September 30, 2017 Longfin has no unrecognized tax benefits.

Impact of The Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduces the U.S. corporate income tax rate to 21%, effective in 2018. As a result, the Company has re-measured its U.S. deferred tax assets and liabilities as of December 31, 2017 to reflect the lower rate expected to apply when these temporary differences reverse.

The Company estimates that the re-measurement resulted in a nominal reduction in deferred tax assets, which was fully offset by a corresponding change to the Company’s valuation allowance. The impact will likely be subject to ongoing technical guidance and accounting interpretation, which the Company will continue to monitor and assess.

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

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

Note 11: Commitments & Contingencies

Legal Matters

The Company is and may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. In the opinion of management, there were no claims as of September 30, 2017 that would have a material adverse effect on its condensed consolidated financial position, results of operations or cash flows.

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

At the beginning of April 2018, the SEC filed the case Securities and Exchange Commission v. Longfin Corp., et al., 19 Civ. 2977 (DLC) (‘the SEC Litigation”) in federal court in Southern District of New York. The Company and Mr. Meenavalli are named as defendants, as are three of the Company’s stockholders who made certain sales of Class A Common Stock. The SEC’s complaint alleges that the defendants violated Section 5 of the Securities Act of 1933 y either distributing or participating in the distribution of the Company’s securities to the public in unregistered transactions. The SEC Litigation includes the SEC”s application for a temporary restraining order and asset freeze relating to the assets of the three defendants who were stockholders who made certain sales of Class A Common Stock. By order dated April 23, 2018, the Court vacated the temporary restraining order and asset freeze with respect to the Company and Mr. Meenavalli. By order dated May 1, 2018, the Court granted the SEC’s request for a preliminary injunction regarding the assets of the other three defendants.

Also, at the beginning of April 2018, five putative securities class action lawsuits were filed in the federal courts for the Southern and Eastern Districts of New York against Longfin Corp and our CEO, Mr. Meenavalli, and (in the case of the second action) CFO, Mr. Ratakonda. The actions are: Reddy v. LongFin Corp. et al., 18 Civ. 2933 (JGK) (SDNY); Long Chee Min v. Longfin Corp. et al., 18 Civ. 2973 (VSB) (SDNY); Chauhan v. Longfin et al., 18 Civ. 2010 (MKB) (EDNY); and Miller v. Longfin et al., 18 Civ. 3121 (UA) (SDNY). According to the complaints, defendants made false and/or misleading statements and failed to disclose material adverse facts about Longfin’s business, operations, prospects and performance. Plaintiffs allege, inter alia, that defendants made false and/or misleading statements and/or failed to disclose that: (i) Longfin had material weaknesses in its operations and internal controls that hindered the Company’s profitability; and (ii) Longfin did not meet the requirements for inclusion in Russell indices. Based on the foregoing, plaintiffs assert causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified compensatory damages, fees and costs. By order dated April 26, 2018, the four actions filed in Southern District of New York (bearing docket numbers 18 Civ. 2933, 18 Civ. 2973, 18 Civ. 3121 and 18 Civ. 3462) were consolidated under the docket number of the lead case, 18 Civ. 2933, pending before the Honorable Denise Cote, United States District Judge. The Company has reviewed the allegations contained in the various complaints and believe they are without merit. The Company intends to defend the litigation vigorously.

Leases

Leases where the lessor effectively retains substantially all the risks and benefits of ownership of the leased asset are classified as operating leases. Operating lease payments are recognized as an expense in the statement of operations on a straight-line basis over the lease term. The aggregate benefit of incentives provided by the lessor is recognized as a reduction of rental expense over the lease term on a straight-line basis.

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

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

The Company has two classes of issued and outstanding Common Stock; Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock and holders of Class B Common Stock have substantially identical rights, including rights with respect to voting, any declared dividends or distributions of cash or property, and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness. The undistributed losses are allocated based on the contractual participation rights of the Class A and Class B Common Stock as if the losses for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed losses are allocated on a proportionate basis.

The following table sets forth the calculation of basic and diluted net loss per share attributable to Common Stockholders during the three months ended September 30, 2017 and the period from February 1, 2017 through September 30, 2017 (in thousands except share and per share amounts):

Warrants issued to purchase 39,834 of common shares were not included in the computation of diluted loss per share.

The Company does not have any dilutive securities as of September 30, 2017.

	For the three months ended September 30, 2017	For the period February 1, 2017 through September 30, 2017

Net loss	$(7,407)	$(26,038)

Weighted average shares outstanding	68,497,826	33,664,463

	$(0.11)	$(0.77)

	$(0.11)	$(0.77)

Note 13 Geography Revenue

The following table sets forth long-lived assets by geographic area for the period from February 1, 2017 through September 30, 2017 (in thousands):

For the three months ended September 30, 2017
Singapore	$10,573
India	6,852
United Kingdom	5,004
Other	2,720
$25,150

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

Note 14 Subsequent Events

Common Stock Issuances

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

On December 12, 2017, the Company completed its initial public offering of 1,140,989 shares of its Class A Common Stock, par value $0.00001 at a price of $5.00 per share to investors pursuant to Regulation A promulgated under the Securities Act. This included issue of shares for money pending allotment of $ 2,024,615 as on September 30, 2017. Net proceeds from the offering totaled $4,948,998, net of cash offering expenses of $755,947. In connection with the offering, the Company issued five-year Common Stock warrants to purchase an aggregate of 39,834 shares of Class A Common Stock at an exercise price equal to $7.50 per share in the offering.

On March 19, 2018, the Company executed an agreement to cancel 2,000,000 of the 3,375,000 shares of Class A Common Stock issued to Mr. Krishanu Singhal on September 14, 2017 and will pay Mr. Singhal $100,000 in cash compensation.

Securities Purchase Agreement

On January 22, 2018, pursuant to a Securities Purchase Agreement (“SPA”) entered into by an institutional investor (the “Investor”), the Company agreed to sell and issue (1) (i) Senior Convertible Notes to the Investor in the aggregate principal amount of $52,700,000 (each, a “Note” and collectively, the “Notes”), consisting of a Series A Note in the principal amount of $ 10,095,941 and (ii) a Series B Note in the principal amount of $42,604,059, and (2) a warrant to purchase 751,894 shares of Longfin Class A Common Stock, exercisable for a period of five years at an exercise price of $38.55 per share (the “Warrant”), for consideration consisting of (i) a cash payment of $5,000,000, and (ii) a secured promissory note payable by the Investor to Longfin (the “Investor Note”) in the principal amount of $42,604,059 (collectively, the “Note Financing”).

As of May 3, 2018, the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Note Financing and will not be able to obtain additional monies through the Note Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is deemed effective by the Securities and Exchange Commission.

On February 13, 2018, the Company completed the Note Financing and related sale and issuance of the Notes, the Warrant and a placement agent warrant. The maturity date of the Notes is August 13, 2019 and the Investor Note is February 13, 2048.

Pursuant to a continued trading halt in the Company’s Class A Stock instituted on April 6, 2018, the Notes are in default and the investor in the Note Financing has begun to exercise its remedies with respect to requiring the Company to redeem the Series A Note by notice dated February 13, 2018 (the “Default Notice”). Pursuant to the Default Notice, the investor in the Note Financing has demanded that the Company pay the Event of Default Redemption Price of the Series A Note not later than Friday, April 20, 2018, which the investor has calculated as $33.6 million if paid by such date, but we did not make such payment as demanded. The investor has not exercised its remedies with respect to requiring the Company to redeem the Series B Note, but in the Default Notice has reserved its rights with regard to such remedy.

Amendment and Restatement of Certificate of Incorporation

On March 20, 2018, the Company amended and restated its Certificate of Incorporation to increase the authorized shares of the Company’s capital stock from 200,000,000 shares to 300,000,000 shares, $0.00001 par value per share, comprised of 200,000,000 shares of Class A Common Stock, 75,000,000 shares of Class B Common Stock and 25,000,000 shares of Class C Common Stock. Shares of Common Stock shall have the same rights and powers, rank equally (including as to dividends and distributions, and any liquidation, dissolution or winding up of the corporation), share ratably and be identical in all respects as to all matters, except conversion rights with each share of Class B Common Stock convertible into one share of Class A Common Stock. Holders of Class A and Class B Common Stock will be entitled to one vote for each share held. Holders of Class C Common Stock will have no voting rights.

LONGFIN CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

Longfin 2018 Omnibus Equity Incentive Plan

On February 12, 2018, the Company adopted the Longfin 2018 Omnibus Equity Incentive Plan authorizing the grant of awards up to 2,000,000 shares of Class A Common Stock effective March 20, 2018.

Securities and Exchange Commission Matters

On March 5, 2018, the Division of Enforcement of the SEC informed the Company that it is conducting an investigation In the Matter of Trading in the Securities of Longfin Corp. and requested that the Company provide certain documents in connection with its investigation, including documents related to its IPO and other financings and the acquisition of Ziddu.com. The Company is in the process of responding to this document request and will cooperate with the SEC in connection with its investigation. While the SEC is trying to determine whether there have been any violations of the federal securities laws, the investigation does not mean that the SEC has concluded that anyone has violated the law. Also, the investigation does not mean that the SEC has a negative opinion of any person, entity or security.

At the beginning of April 2018, the SEC filed the case Securities and Exchange Commission v. Longfin Corp., et al., 18 Civ. 2977 (DLC) (the “SEC Litigation”) in federal court in the Southern District of New York. The Company and Mr. Meenavalli are named as defendants, as are three of the Company’s stockholders who made certain sales of Class A Common Stock. The SEC’s complaint alleges that the defendants violated Section 5 of the Securities Act of 1933 by either distributing or participating in the distribution of the Company’s securities to the public in unregistered transactions. The SEC Litigation includes the SEC’s application for a temporary restraining order and asset freeze relating to the assets of the three defendants who were stockholders who made certain sales of Class A Common Stock. By order dated April 23, 2018, the Court vacated the temporary restraining order and asset freeze with respect to the Company and Mr. Meenavalli. By order dated May 1, 2018, the Court granted the SEC’s request for a preliminary injunction regarding the assets of the other three defendants.

NASDAQ Matters

The Company’s Class A Common Stock is subject to a trading halt on NASDAQ and there can be no assurance when or if this halt will be lifted. This market has continued listing standards that we must maintain on an ongoing basis in order to continue the listing of our Class A Common Stock and NASDAQ has requested certain information from us to ensure that we continue to meet these requirements. If following these inquiries and responses NASDAQ determines that we fail to meet these continued listing requirements, our Class A Common Stock may be subject to delisting.

Class Action Litigation

At the beginning of April 2018, four putative securities class action lawsuits were filed in the federal courts for the Southern and Eastern Districts of New York against Longfin Corp. and our CEO, Mr. Meenavalli, and (in the case of the second action) CFO, Mr. Ratakonda. The actions are: Reddy v. LongFin Corp. et al., 18 Civ. 2933 (JGK) (SDNY); Long Chee Min v. Longfin Corp. et al., 18 Civ. 2973 (VSB) (SDNY); Chauhan v. Longfin et al., 18 Civ. 2010 (MKB) (EDNY); and Miller v. Longfin et al., 18 Civ. 3121 (UA) (SDNY). According to the complaints, defendants made false and/or misleading statements and failed to disclose material adverse facts about Longfin’s business, operations, prospects and performance. Plaintiffs allege, inter alia, that defendants made false and/or misleading statements and/or failed to disclose that: (i) Longfin had material weaknesses in its operations and internal controls that hindered the Company’s profitability; and (ii) Longfin did not meet the requirements for inclusion in Russell indices. Based on the foregoing, plaintiffs assert causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified compensatory damages, fees and costs. By order dated April 26, 2018, the four actions filed in Southern District of New York (bearing docket numbers 18 Civ. 2933, 18 Civ. 2973, 18 Civ. 3121 and 18 Civ. 3462) were consolidated under the docket number of the lead case, 18 Civ. 2933, pending before the Honorable Denise Cote, United States District Judge. The Company has reviewed the allegations contained in the various complaints and believe they are without merit. The Company intends to defend the litigation vigorously.

Incorporation of a subsidiary

On January 10, 2018, Longhash Commmodities Private Ltd, a private limited company was incorporated as a 100% subsidiary of Longfin Corp. to carry commodity trading in India.

Item 2. Management’s Discussion and Analysis of the Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial and Other Data” and the condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018, as amended by Amendment No. 1 thereto filed with the SEC on April 19, 2018. .

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

As on September 30, 2017, the Company, through Longfin Tradex, has membership agreements only with SGX- Singapore, DGCX- Dubai and CME- Chiacgo.

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

The Company’s revenue consists of the following:

Physical Commodity Contracts — we recognize revenue from the sale of physical commodities for sale to our customers. Additionally, we determine whether the financial statement presentation of revenues should be on a gross or net basis.With respect to our physical commodity contracts, we act as a principal and take title of the physical commodities and assume the risks and rewards of ownership. We record settlement of our physical commodity contracts on a gross basis.

Technology services revenue, consist of fees paid by third parties for using our proprietary risk management and trading infrastructure technology and provision of associated services.

Other revenue consists of incentive income that is received pursuant to agreements with exchanges and recognized when earned.

Operating Expenses

Our operating expenses consist of expenses directly related to our sale of physical commodities and technology revenue, non-cash stock-based compensation, amortization of our acquired intangibles related to the Longfin Tradex acquisition, depreciation related to our computer equipment, and other general and administrative expenses consisting of legal, accounting and professional fees, employee related expenses, travel, non-income-based taxes and overhead expenses.

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

Results of Operations

For the three months ended September 30, 2017 and the period from February 1, 2017 (inception) through September 30, 2017

The following table presents our results of operations for the three months ended September 30, 2017 and the period from February 1, 2017 (inception) through September 30, 2017 (in thousands):

	Three months ended September 30, 2017	For the period from February 1, 2017 (inception) through September 30, 2017
Revenue:	$15,881	$25,150
Operating expenses	23,281	51,136
Loss from operations	(7,400)	(25,986)
Other income, net	1	1
Loss before income taxes	(7,399)	(25,985)
Income tax (benefit) expense	8	53
Net loss	$(7,407)	$(26,038)

Revenue

Revenue during the three months ended September 30, 2017 and the period from February 1, 2017 through September 30, 2017 consists of the following (in thousands):

	Three months ended September 30, 2017	For the period from February 1, 2017 (inception) through September 30, 2017
Sale of physical commodities	$12,719	$20,122
Technology revenue	3,138	5,005
Other revenue	24	23
	$15,881	$25,150

Revenue for the three months ended September 30, 2017 of $12.72 million is related to the sale of physical commodities for sale to our customers. Technology revenue for the three months ended September 30, 2017 consists of $3.1 million and is comprised of fees paid by third parties for using our proprietary risk management and trading infrastructure technology. Other revenue consists of incentive income received from exchanges that is recognized when earned.

Revenue for the period from February 1, 2017 through September 30, 2017 of $20.1 million is related to the sale of physical commodities for sale to our customers. Technology revenue for the period from February 1, 2017 through September 30, 2017 consists of $5.0 million and is comprised of fees paid by third parties for using our proprietary risk management and trading infrastructure technology. Other revenue consists of incentive income received from exchanges that is recognized when earned.

Operating Expenses

Operating expenses during the three months ended September 30, 2017 and the period from February 1, 2017 through September 30, 2017 consists of the following (in thousands):

	Three months ended September 30, 2017	For the period from February 1, 2017 (inception) through September 30, 2017
Cost of physical commodities revenues (includes purchases from related parties of $9,034)	12,787	19,527
Cost of technology revenue	1,138	2,790
Stock-based compensation	6,986	25,986
Employee compensation and payroll taxes	130	142
Operations and administrative	225	353
Depreciation and amortization	452	605
Amortization of acquired intangible assets	1,563	1,733
Total operating expenses	$23,281	$51,136

Operating expenses for the three months ended September 30, 2017 primarily consists of $12.8 million of expenses directly related to our sale of physical commodities, $7.0 million of non-cash stock-based compensation expense due to Class A common shares issued to our former Chief Financial Officer, $1.1 million of fees related to our technology revenue, $1.6 million of amortization expense related to the intangible assets acquired with the Longfin Tradex acquisition, $0.5 million of depreciation and amortization related to the Company’s computer equipment, $0.2 million of other operations and administrative expenses including legal and professional fees, and $0.1 million of employee compensation and payroll taxes.

Operating expenses for the period from February 1, 2017 through September 30, 2017 primarily consists of $19.5 million of expenses directly related to our sale of physical commodities, $26 million of non-cash stock-based compensation expense due to Class A common shares issued to our Chief Executive Officer and former Chief Financial Officer, $2.8 million of fees related to our technology revenue, $1.7 million of amortization expense related to the intangible assets acquired with the Longfin Tradex acquisition, $0.6 million of depreciation and amortization related to the Company’s computer equipment, $0.4 million of other operations and administrative expenses including legal and professional fees, and $0.1 million of employee compensation and payroll taxes.

Other income, net

Other income, net, consists of nominal gains recorded from our foreign currency transactions.

Income tax expense

Income tax benefit for the three months ended September 30, 2017 of $8,000 includes a current tax benefit of $0.1 million attributable to U.S. federal income tax expense of $81,000, offset a by a foreign tax benefit of $0.2 million and deferred tax expense of $0.1 million related to foreign deferred tax liabilities.

Income tax expense for the period from February 1, 2017 through September 30, 2017 of $53,000 includes a current tax benefit of $0.2 million attributable to U.S federal income tax expense of $0.03 million, offset by a foreign tax benefit of $0.2 million and deferred tax expense of $0.2 million related to foreign deferred tax liabilities.

Cash Flows for the period from February 1, 2017 (inception) through September 30, 2017(in thousands):

For the period from February 1, 2017 (inception) through September 30, 2017
Cash and cash equivalents at the beginning of the period	$-
Net Cash provided by operating activities	4505
Net cash (used in) investing activities	(6,269)
Net cash (used in) financing activities	2,025
Cash and cash equivalents at the end of the period	260

Operating Activities

For the period from February 1, 2017 through September 30, 2017, net cash provided by operating activities was $4.5 million, which primarily consisted of our net loss of $26 million, adjusted for non-cash stock-based compensation expenses of $26 million, depreciation and amortization expenses of $2.3 million, deferred taxes of $0.2 million, and net cash inflow of $2.1 million from operating assets and liabilities. The inflow from operating assets and liabilities was primarily due to $3.1 million of accounts receivable, a net $1.5 million due from related parties, 0.1 million of net other current assets, $6.7 million of accounts payable, $0.1 million of accrued expenses primarily related to customer deposits and $0.2 million for income taxes payable.

Investing Activities

For the period from February 1, 2017 through September 30, 2017, net cash used in investing activities was $6.3 million, which is primarily related to the purchase of computer software.

Financing Activities

For the period from February 1, 2017 through September 30, 2017, net cash provided by financing activities was $2 million, which is primarily related to the money pending against allotment of shares.

Liquidity and Capital Resources

Overview

As of September 30, 2017, we had $0.3 million in cash and $15.0 million in accounts receivable and total liabilities of $22.4 million. Till date the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Note Financing and will not be able to obtain additional monies through the Note Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is declared effective by the Securities and Exchange Commission.

Since our inception, we have financed our operations primarily through equity issuances and cash generated from our operations.

Our principal uses of cash in recent periods have been funding our operations.

On December 12, 2017, we sold 1,140,989 shares of our Class A Common Stock pursuant to Regulation A of the Securities Act of 1933 at a price of $5.00 per share. Net proceeds from the Public Offering totalled $4.9 million, net of cash offering expenses of $0.8 million.

Going Concern

The Company has limited operating history and experienced a net loss of $26 million since its inception. The Company has $0.3 million of cash at September 30, 2017. The Company operates primarily in structured trade finance and providing technology services and our operating costs are primarily related to the cost of providing those services, employee compensation and administrative expenses.

On January 22, 2018, pursuant to a Securities Purchase Agreement (“SPA”) entered into by an institutional investor (the “Investor”), the Company agreed to sell and issue (1) (i) Senior Convertible Notes to the Investor in the aggregate principal amount of $52,700,000 (each, a “Note” and collectively, the “Notes”), consisting of a Series A Note in the principal amount of $10,095,941 (“Series A Note”) and (ii) a Series B Note in the principal amount of $42,604,059, and (2) a warrant to purchase 751,894 shares of Longfin Class A Common Stock, exercisable for a period of five years at an exercise price of $38.55 per share (the “Warrant”), for consideration consisting of (i) a cash payment of $5,000,000, and (ii) a secured promissory note payable by the Investor to Longfin (the “Investor Note”) in the principal amount of $42,604,059 (collectively, the “Note Financing”). On February 13, 2018, the Company completed the Note Financing and related sale and issuance of the Notes, the Warrant and a placement agent warrant. The maturity date of the Notes is August 13, 2019 and the Investor Note is February 13, 2048. To date, the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Note Financing and will not be able to obtain additional monies through the Note Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is declared effective by the Securities and Exchange Commission or such shares are eligible for resale pursuant to Rule 144 under the Securities Act, or the investor elects to convert or exercise such securities notwithstanding the underlying shares have not been so registered or are then so eligible. Pursuant to a continued trading halt in the Company’s Class A Stock instituted on April 6, 2018, the Notes are in default and the investor in the Note Financing has begun to exercise its remedies with respect to requiring the Company to redeem the Series A Note by notice dated February 13, 2018 (the “Default Notice”). Pursuant to the Default Notice, the investor in the Note Financing has demanded that the Company pay the Event of Default Redemption Price of the Series A Note not later than Friday, April 20, 2018, which the investor has calculated as $33.6 million if paid by such date, but we did not make such payment as demanded. The investor has not exercised its remedies with respect to requiring the Company to redeem the Series B Note, but in the Default Notice has reserved its rights with regard to such remedy.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the monies from the Note Financing and the attainment of profitable operations. These factors, which are not within the Company’s control, raise substantial doubt regarding the Company’s ability to continue as a going concern. Although it is no longer feasible to view that additional funding will be forthcoming pursuant to the Note Financing in light of the Default Notice, the Company intends to enter into discussions with the investor regarding the renegotiation of the terms of the Note Financing in light of the NASDAQ trading halt and certain SEC litigation matters. If the Company is unable to successfully renegotiate the terms of the Note Financing, including receiving one or more waivers with respect to the ongoing default under the Notes, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Private Placement of Notes and Warrants

On January 22, 2018, pursuant to a Securities Purchase Agreement (“SPA”) entered into by an institutional investor (the “Investor”), we agreed to sell and issue (1) (i) Senior Convertible Notes to the Investor in the aggregate principal amount of $52,700,000 (each, a “Note” and collectively, the “Notes”), consisting of a Series A Note in the principal amount of $10,095,942 (the “Series A Notes”), and (ii) a Series B Note in the principal amount of $42,604,059, and (2) warrants to purchase 751,894 shares of Longfin Class A Common Stock, exercisable for a period of five years at an exercise price of $38.5493 per share (the “Investor Warrant”), for consideration consisting of (i) a cash payment of $5,000,000, and (ii) a secured promissory note payable by the Investor to Longfin (the “Investor Note”) in the principal amount of $42,604,059 (the “Investor Note Principal”) (collectively, the “Note Financing”). The Note Financing will be consummated pursuant to the exemption from registration provided by Rule 506(b) promulgated under the Securities Act. On February 13, 2018, we completed the Note Financing and related sale and issuance of the Notes, the Warrant and a placement agent warrant. The maturity date of the Notes is August 13, 2019 and the Investor Note is February 13, 2048.

We believe our existing cash and cash equivalents, together with cash provided by operations and the initial $5.0 million pursuant to the Note Financing, will not be sufficient to meet our needs for the foreseeable future. As of May 3, 2018, the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Note Financing and will not be able to obtain additional monies through the Note Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is deemed effective by the Securities and Exchange Commission. Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support further infrastructure development, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our platform, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

Contractual Obligations

At September 30, 2017 our principal commitments consisted of obligations under operating leases for office space which is leased on a month to month basis.

Recently Issued Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the Emerging Issues Task Force). This update attempts to reduce diversity in practice and provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect this new guidance to have a material impact on our consolidated financial statements.

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

Technology services revenue, consists of fees paid by third parties for using our proprietary risk management and trading infrastructure technology and provision of associated services.

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

During 2017, prior to our initial public offering on December 12, 2017, the equity value of our business was determined using the market approach. The market approach estimates the fair value of a company by applying market multiples of comparable publicly traded companies in the same industry or similar lines of business. The selection of our comparable industry peer companies requires us to make significant judgments as to the comparability of these companies to us. We considered several factors including business description, business size, market share, revenue model, development stage and historical operating results.

Business Combinations

The Company uses estimates and assumptions to assign a fair value to the tangible and intangible assets acquired and liabilities assumed in business combinations as of the acquisition date. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are related to the acquisition of Longfin Tradex. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill.

The Company reviews goodwill at least annually for possible impairment. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying values. The Company tests its goodwill each year on December 31st.The Company reviews the carrying value of goodwill utilizing a market capitalization approach. The Company did not identify any impairment to goodwill during the period ended September 30, 2017.

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

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the period ended September 30, 2017.

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including the estimation of the underlying deemed fair value of Common Stock (prior to public offering),the valuation of acquired intangible assets and goodwill from business combinations, the recoverability and useful lives (indefinite or finite) of intangible assets, and the assessment of impairment of goodwill.

We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in the notes to our financial statements appearing elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

CORPORATE INFORMATION

Longfin Corp. was incorporated in Delaware on February 1, 2017. Our executive offices are located 17 State Street, Suite 4000, New York NY 10004. Our telephone number is (646)-202-9550, and our email address is info@Longfincorp.com.

We maintain a website with the address www.Longfincorp.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). We are not including the information on our website as a part of, nor incorporating it by reference into, this report. You may read and copy any such reports and amendments thereto at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $0.3 million as of September 30, 2017. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

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

Subject to the limitations above, management believes that the condensed consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2017 due to the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which has caused management to conclude that as of September 30, 2017 our Internal Control over Financial Reporting (“ICFR”) were not effective at the reasonable assurance level:

●	the Company lacks qualified personnel who fully understand GAAP reporting requirements, possess appropriate skills to identify and determine proper accounting for new, complex or unusual transactions or have a proficiency in the SEC reporting environment;

●	the Company did not maintain sufficient personnel with the technical knowledge and skills to perform accounting functions for complex/non-recurring transactions and financial reporting functions;

●	the Company exhibited an overall lack of sufficient knowledge, organized and sufficient audit support, documented positions and assessments, and policies/procedures related to the accounting treatment for both complex and non-complex transactions;

●	due to the size of the Company, certain segregation of duties issues existed (i.e., the same person performs the process and the control in certain areas);

●	the Company does not have any formal or documented accounting policies and procedures, including with respect to intangible assets and monitoring related parties;

●	senior financial reporting personnel had the ability to make journal entries; and

●	there is no formal review process around journal entries recorded.

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

The Company is working to remediate the material weaknesses, has taken steps to enhance the internal control environment, and plans to take additional steps to remediate the material weaknesses. Specifically, we are:

●	seek technically competent staff with appropriate experience applying GAAP accounting guidance and currently utilizing a consultant with US GAAP/SEC experience to assist with financial reporting requirements;

●	design additional controls around identification, documentation and application of technical accounting guidance;

●	implement additional internal reporting procedures, including those designed to add depth to the review processes and improve segregation of duties; and

●	restructure internal controls to eliminate or improve known control issues.

Notwithstanding the existence of the material weaknesses in the Company’s internal control over financial reporting, the Company’s management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

There were no material legal proceedings affecting the Company during the quarter ended September 30, 2017.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Recent Sales of Unregistered Securities

We have not issued any unregistered or restricted shares of Common Stock during the calendar period ended September 30, 2017 that have not already been disclosed in our Current Reports on Form 8-K, except as follows:

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

In June 2017, the Company acquired Longfin Tradex Pte. Limited from two related parties, Stampede Capital Limited (“SCL”) and Mr. Venkata S. Meenavalli, in exchange for the issuance of 27.5 million restricted shares of Class A stock to SCL and 22.5 million restricted shares of Class B stock to Mr. Venkata S. Meenavalli. In June 2017, Mr. Venkata S Meenavalli was issued 10 million restricted shares of Class A stock in lieu of cash compensation for the services rendered to the company. Exemption from registration for the above transaction was claimed by the Company pursuant to Section 4(a)(2) of the Securities Act based on the facts and circumstances of the acquisition.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended September 30, 2017

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Longfin Corp.

By:	/s/ Venkata S Meenavalli
Name:	Venkata S Meenavalli
Title:	Chief Executive Officer

May 4, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Venkata S. Meenavalli	Chief Executive Officer and Director	May 4, 2018
Venkata S. Meenavalli	(Principal Executive Officer)

/s/ Vivek Kumar Ratakonda	Chief Financial Officer	May 4, 2018
Vivek Kumar Ratakonda	(Principal Financial Officer and Principal Accounting Officer)

