Form 10-Q
period 2018-03-31
Longfin Corp
filed 2018-05-21
CIK 1699683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

LONGFIN CORP.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of March 31, 2018 (unaudited) and of December 31, 2017 (audited)	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and for the period from February 1, 2017 (inception) through March 31, 2017	2

	Condensed Statement of Comprehensive Income / (loss) for the three months ended March 31, 2018 and for the period from February 1, 2017 (inception) through March 31, 2017	3

	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and for the period from February 1, 2017 (inception) through March 31, 2017	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and the Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Recent Sales of Unregistered Securities	29

Item3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

LONGFIN CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(in thousands, except share data)

	As at March 31, 2018 $	As at December 31, 2017 $
		(Audited)
ASSETS
Current assets
Cash and cash equivalents	4,447	2,189
Accounts receivable	31,066	36,805
Due from related parties	3,150	4,721
Derivatives held for trading	107
Other current assets	10,570	336
Total current assets	49,340	44,051
Property, plant and equipment, net	8,688	8,429
Intangibles, net	33,742	35,305
Goodwill	90,474	90,474
Total assets	182,244	$178,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	20,989	$21,987
Accrued expenses	304	3,369
Due to related parties	5,957	5,843
Derivatives held for trading	13	-

Income taxes	326	305

Other current liabilities	4,102	-
Unsecured Loans	1,185
Convertible notes payable	10,096	-
Non-current liabilities
Secured Loan	125
Total current liabilities	43,097	31,504
Income taxes	354	354
Deferred taxes	7,158	7,435
Total liabilities	50,609	39,293

Commitments and contingencies

Stockholders’ equity
Class A voting common stock, $0.00001 par value; 200,000,000 shares authorized; and 44,540,989 shares issued and outstanding as of March 31, 2018 and 100,000,000 shares authorized; and 46,540,989 shares issued and outstanding as of December 31, 2017	1	1
Class B voting common stock, $0.00001 par value; 75,000,000 shares authorized; and 30,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Class C voting common stock, $0.00001 par value; 25,000,000 shares authorized; and no shares issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Additional paid-in capital	165,334	165,334
Non-controlling interest	107	-
Accumulated other comprehensive income	(37)	-
Accumulated deficit	(33,770)	(26,369)
Total equity attributable to parent	131,635	138,966
Total liabilities and stockholders’ equity	182,244	$178,259

See Notes to Condensed Consolidated Financial Statements.

LONGFIN CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended March 31, 2018 $	For the period from February 1, 2017 (inception) through March 31, 2017 $
Revenue:
Sale of physical commodities (includes sales to related parties of $10,669 in March 31, 2018 and Nil in March 31, 2017)	$52,515	-
Technology revenue (includes sales to related parties of $398 in March 31, 2018 and Nil in March 31, 2017)	1,613	702
Other revenue	131	-
Total revenue	54,259	702

Operating expenses:
Cost of physical commodities revenues (includes purchases from related parties of $27,029 in March 31, 2018 and Nil in March 31, 2017)	51,048	-
Cost of technology revenue (includes related party costs of Nil in March 31, 2018 and $638 in March 31, 2017)	1,161	638
Stock-based compensation	-	-
Employee compensation and payroll taxes	274	-
Operations and administrative	2,003	42
Depreciation and amortization	693	-
Amortization of acquired intangible assets	1,563	-
Total operating expenses	56,742	680

Profit /(Loss) from operations	(2,483)	22

Other income (expenses)
Other income , net	(5,070)	-
Total other income, net	(5,070)	-
Profit/(Loss) before income taxes	(7,553)	22
Income tax (benefit) expense	(254)	3
Net profit/(loss) before minority interest	$(7,299)	$19
Non-controlling interest in earnings of subsidiaries	99	-
Net profit/( loss) attributable to common stockholders	(7,398)	19

Net loss per common share, basic	$(0.10)	$0.003
Net loss per common share, diluted	$(0.10)	$0.003

Weighted average common shares outstanding, basic	76,229,878	7,500,000
Weighted average common shares outstanding, diluted	76,229,878	7,500,000

See Notes to Condensed Consolidated Financial Statements.

2

LONGFIN CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income / (Loss)

(in thousands)

	Three months ended March 31, 2018			For the period from February 1, 2017 (inception) through March 31, 2017
	Longfin Corp. $	Non- controlling Interest $	Total $	Longfin Corp. $	Non- controlling Interest $	Total $
Net income / (loss)	(7,398)	99	(7,299)	-	-	-
Foreign currency translation adjustments	(37)	-	(37)	-	-	-
Comprehensive income (loss)	(7,361)	99	(7,261)	-	-	-

LONGFIN CORP. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(in thousands)

	Three months ended March 31, 2018 $	For the period from February 1, 2017 (inception) through March 31, 2017 $
Cash flows from operating activities
Net loss	$(7,299)	$19
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,256	-
Other Comprehensive Income	(37)	-
Note issue expenses	1,292	-
Changes in operating assets and liabilities:
Accounts receivable	5,739	(702)
Due from related parties	1,604	-
Fair value (gain) / loss on trading securities	(94)	-
Other current assets	(10,267)	-
Accounts payable	(998)	638
Accrued expenses	(3,061)	-
Due to related parties	110	26
Income taxes	(256)	3
Other current liabilities	9,199	17
Net cash provided by operating activities	(1,812)	-

Cash flows from investing activities
Purchase of computer software	(951)	-
Cash acquired by Longfin Limited (WI) acquisition	3
Net cash (used in) investing activities	(948)	-
Cash flows from financing activities
Unsecured loan	1,185	-
Secured Loan	125
Proceeds from issuance of stock	-	-
Proceeds from issuance of convertible notes	3,708	-
Net cash provided by financing activities	5,018	-

Net increase in cash and cash equivalents	2,258	-
Cash and cash equivalents at the beginning of the period	2,189	-
Cash and cash equivalents at the end of the period	$4,447	$-

See Notes to Condensed Consolidated Financial Statements.

Note 1: Nature of Business

Longfin Corp. (“Longfin” or the “Company”) specializes in structured trade finance solutions and physical commodities finance solutions for finance houses and trading platforms throughout the North America, South America and Africa regions. Longfin was incorporated in Delaware on February 1, 2017 and Mr. Meenavalli had a 100% ownership interest in Longfin upon formation of the Company. The Company is headquartered in New York, New York.

On June 19, 2017, Longfin acquired 100% of the outstanding shares of capital stock of Longfin Tradex in exchange for shares of Longfin’s Common Stock. Prior to the acquisition, Longfin Tradex was 55% owned by Stampede Capital Limited (“SCL”), a public company in India, and 45% owned by Mr. Meenavalli. As consideration for the acquisition of Longfin Tradex, Longfin issued 27,500,000 shares of Class A Common Stock to SCL and 22,500,000 shares of Class B Common Stock to Mr. Meenavalli (the “Longfin Tradex Acquisition”). The Company’s plan is to utilize Longfin Tradex’s technology, strategy, infrastructure and its business model across the globe.

On March 20, 2018, the Company amended and restated its Certificate of Incorporation to increase the authorized shares of the Company’s capital stock from 200,000,000 shares to 300,000,000 shares, $0.00001 par value per share, comprised of 200,000,000 shares of Class A Common Stock, 75,000,000 shares of Class B Common Stock and 25,000,000 shares of Class C Common Stock. All shares of Common Stock shall have the same rights and powers, rank equally (including as to dividends and distributions, and any liquidation, dissolution or winding up of the corporation), share ratably and be identical in all respects as to all matters, except each share of Class B Common Stock shall be convertible into one share of Class A Common Stock. Holders of Class A and Class B Common Stock will be entitled to one vote for each share held. Holders of Class C Common Stock will have no voting rights.

At March 31, 2018, Mr. Meenavalli controls the voting interests in Longfin through his ownership of 10,000,000 of Class A common shares and 30,000,000 of Class B common shares.

As of December 31, 2017, the Company had one subsidiary, Longfin Tradex, located in Singapore. During the first quarter of 2018, the Company added four new subsidiaries Longcom India Private Ltd. (formerly Longhash commmodities Private Ltd) in India, Longfin Trading FZC in UAE, Longfin Bullion FZC in UAE, and Longfin Ltd in West Indies. Further, the Company is in process of incorporating two more subsidiaries in Hong Kong and China.

Longcom India Private Ltd, (formerly Longhash Commmodities Private Ltd) a 100% subsidiary of Longfin commenced business operations during the first fiscal quarter of 2018 and focused primarily in structured trade finance and physical commodities finance solutions for finance and trading houses.

Longfin Trading FZC, is a subsidiary of Longfin Tradex of which Longfin Tradex holds 85% and Mr. Meenavalli holds remaining 15% of the equity. Longfin Trading FZC also commenced its business operations during the first fiscal quarter of 2018 and focused primarily in structured trade financé and offering technology and Platform services to clients.

Longfin Bullion FZC was incorporated during the current quarter and is also a subsidiary of Longfin Tradex of which Longfin Tradex holds 99% and Mr. Meenavalli holds remaining 1% of the equity. Longfin Bullion FZC has not started its business operations during the current quarter.

Longfin Limited had no business operations during the current quarter

The Company operates and is managed as one business. The Company’s operating results are regularly reviewed on a consolidated basis by its Chief Executive Officer, who is also the chief operating decision maker.

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has limited operating history and experienced a net loss of $34 million since its inception. The Company has $4.4 million of cash at March 31, 2018. The Company operates primarily in structured trade finance and provides technology services. The Company’s operating costs are primarily related to the cost of providing those services, employee compensation and administrative expenses.

On January 22, 2018, pursuant to a Securities Purchase Agreement (“SPA”) entered into between the Company and an institutional investor (the “Investor”), the Company agreed to sell and issue (1) (i) Senior Convertible Notes to the Investor in the aggregate principal amount of $52,700,000 (each, a “Note” and collectively, the ‘‘Notes”), consisting of a Series A Note in the principal original issuance of discount amount of $10,095,941 and (ii) a Series B Note in the principal amount of $42,604,059, and (2) a warrant to purchase 751,894 shares of Longfin Class A Common Stock, exercisable for a period of five years at an exercise price of $38.55 per share (the “Warrant”), for consideration consisting of (i) a cash payment of $5,000,000, and (ii) a secured promissory note payable by the Investor to Longfin (the “Investor Note”) in the principal amount of $42,604,059 (collectively, the “Note Financing”). On February 13, 2018, the Company completed the Note Financing and related sale and issuance of the Notes, the Warrant and a placement agent warrant. The maturity date of the Notes is August 13, 2019 and the Investor Note is February 13, 2048. As of May 21, 2018 the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Note Financing and will not be able to obtain additional monies through the Note Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is declared effective by the Securities and Exchange Commission or such shares are eligible for resale pursuant to Rule 144 under the Securities Act, or the investor elects to convert or exercise such securities notwithstanding the underlying shares have not been so registered or are then so eligible.

On April 6, 2018, the Nasdaq Stock Market LLC (“Nasdaq”) halted the trading of the Company’s Class A Common Stock, which such suspension from trading continued for a period of at least five (5) consecutive trading days, which constituted an event of default under the Note. The Company has elected to voluntary delist from Nasdaq and will seek to have its Class A Common Stock quoted for listing on an over the counter platform or the Pink Sheet market in an effort to mitigate the effects of the aforementioned default.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the monies from the Note Financing and the attainment of profitable operations. These factors, which are not within the Company’s control, raise substantial doubt regarding the Company’s ability to continue as a going concern. Although it is unlikely that additional funding will be forthcoming pursuant to the Note Financing in light of the Default Notice, the Company intends to enter into discussions with the investor regarding the renegotiation of the terms of the Note Financing. If the Company is unable to obtain the monies from the Note Financing, its business and operations will be negatively impacted and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On May 2, 2018 the Company notified Nasdaq that it would voluntarily delist its shares of Class A Common Stock from trading. The Company believes that it is preferable for the Class A Common Stock to trade on the Over The Counter market as soon as possible as opposed to proceeding with an extended review process with Nasdaq. The Company filed a Form 25 with the Securities and Exchange Commission on May 14, 2018, with the delisting becoming effective 10 days after such filing.

Note 3: Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Preparation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period

Principles of Consolidation

The significant accounting policies adopted by the Company, in respect of these consolidated financial statements, are set out in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and respective notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 2, 2018. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The consolidated financial statements include the accounts of the Company and all its subsidiaries that are more than 50% owned and controlled. The Company consolidates the subsidiaries into its consolidated financial statements. Transactions between the Company and its subsidiaries have been eliminated in the consolidated financial statements.

The condensed consolidated financial statements include the accounts of Longfin and its subsidiaries, Longfin Tradex, Longcom India Private Ltd, Longfin Trading FZC and Longfin Ltd. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.

The Company’s current quarterly period ends on March 31, 2018. Unless the context requires otherwise, all references in this report to “Longfin,” “we,” “our” and “us” refer to Longfin Corp., together with its subsidiaries, as listed and described in its Annual Report on Form 10-K filed with the SEC on Aprils 2, 2018. We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider it a part of this report. Our filings are available on www.sec.gov. The information contained on our website, www.longfincorp.com is not incorporated by reference in this report, and you should not consider it a part of this report.

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

In the quarter ended March 31, 2018, in addition to the US, the Company operated in India, Dubai, West Indies and Singapore and a substantial portion of the Company’s sales are denominated in INR, AED and SGD. As a result, changes in the relative values of the U.S. dollar and INR, SGD or the AED affect revenues and profits as the results are translated into U.S. dollars in the consolidated and pro forma financial statements. The accompanying financial statements are reported in U.S. dollars. The INR and the AED are the functional currencies for the Company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity.

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

The Company’s three largest customers accounted for 81% of the total revenue for the three months ended March 31, 2018 and nil for the period from February 1, 2017 (inception) through March 31, 2017. For the three months ended March 31, 2018, these customers accounted for 51%, 16% and 14% of the revenue and 20% of this revenue was from related parties. For the period from February 1, 2017 through March 31, 2017, no revenue was from related parties.

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

Accounts Receivable and Payable

Accounts receivable and payable represent amounts due from customers and owed to vendors, respectively. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, and do not bear interest. The Company assesses the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when the Company determines that they are uncollectible. No allowance for doubtful accounts was required as of March 31, 2018 since the Company has not yet experienced any collection problems.

The Company’s three largest customers accounted for 6%, 8% and 27% of the March 31, 2018 accounts receivable balance, respectively.

The Company’s three largest vendors accounted for 21%, 0% and 0% of the March 31, 2018 accounts payable balance, respectively.

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

Software Development Costs

The Company generally capitalizes eligible costs to acquire or develop internal-use software that are incurred during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed, and that the software will be used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of three years of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Costs related to preliminary project activities and post implementation activities are expensed as incurred. There were no capitalized internal use software costs for the period ended March 31, 2018.

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

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. The Company tests its goodwill and indefinite-lived intangible assets each year on December 31. The Company has six reporting units as of March 31, 2018. The company will review the carrying value of goodwill utilizing market capitalization approach which would be based upon the closing price of the company’s stock price after the completion of the IPO. As of March 31, 2018 the fair value of the company’s reporting unit was in excess of carrying value and goodwill was not deemed to be impaired. The Company did not identify any impairment to goodwill during the period ended March 31, 2018.

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

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the period ended March 31, 2018.

Impairment of Non-Financials Assets

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the Company of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment of long-lived assets during the period ended March 31, 2018.

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

The FASB Accounting Standards Codification (“ASC”), Topic 740, Income Taxes, or ASC 740, also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

The following represents the unaudited pro forma condensed consolidated statement of operations as if Longfin Tradex had been included in the condensed consolidated results of the Company for the period from February 1, 2017 through March 31, 2017:

Unaudited pro forma condensed consolidated statement of operations (in thousands, except for share and per share amounts):

March 31, 2017
Revenue	$2,779
Net loss	$(54)

Net loss per common share, basic	$(0.0009)
Net loss per common share, diluted	$(0.0009)

Weighted average common shares outstanding, basic	57,500,000
Weighted average common shares outstanding, diluted	57,500,000

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

On January 9, 2018, the Company has acquired a shell company, Longfin Ltd in West Indies at a nominal price of $2,500.

Note 5: Other Current Assets and Other Current Liabilities

Other Current Assets consist of the following (in thousands):

	March 31, 2018 $	December 31, 2017 $
Prepaid Expenses	655	50
Advance to customers	8,195	-
Employee advances	1	-
Deposits	1,560	247
Advance expense	127	-
Others	32	39
TOTAL	10,570	336

Other Current Liabilities consist of the following (in thousands):

	March 31, 2018 $	December 31, 2017 $
Advance from Customers	1,713	-
Others	2,389	-
TOTAL	4,102	-

Note 6: Property, Plant and Equipment, Net

Property, Plant and Equipment, net consists of the following (in thousands):

	March 31, 2018 $	December 31, 2017 $
Computer software	$822	6,283
Computer equipment	11,142	3,454
Vehicles	123	-
	12,087	9,737
Accumulated depreciation	(3,399)	(1,308)
Property and equipment, net	$8,688	8,429

For the three months ended March 31, 2018 and the period from February 1, 2017 through March 31, 2017, the Company recorded $0.7 million and Nil, respectively, in depreciation expense.

Note 7: Intangible Assets

As of March 31, 2018, the Company has the following amounts related to intangible assets (in thousands):

	March 31, 2018				December 31, 2017
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	8 years	$32,000	$(3,134)	$28,866	32,000	(2,126)	29,874
Customer relationships	3 years	6,600	(1,724)	4,876	6,600	(1,169)	5,431
		$38,600	$(4,858)	$33,742	38,600	(3,295)	$35,305

The following table represents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

For the Quarter-Ended	Estimated
March 31	Amortization Expense
2018	$6,200
2019	$6,200
2020	$5,585
2021	$4,000
2022	$4,000
Thereafter	$10,882

For the three months ended March 31, 2018, the Company recorded $1.6 million in amortization expense. For the period ended December 31, 2017 the Company recorded $3.3 million in amortization expense.

Note 8: Convertible Notes Payable

On January 22, 2018, pursuant to a Securities Purchase Agreement (“SPA”) entered into between the Company and an institutional investor (the “Investor”), the Company agreed to sell and issue (1) (i) Senior Convertible Notes to the Investor in the aggregate principal amount of $52,700,000 (each, a “Note” and collectively, the ‘‘Notes”), consisting of a Series A Note  in the principal original issuance of discount amount of $10,095,941 and (ii) a Series B Note in the principal amount of $42,604,059, and (2) a warrant to purchase 751,894 shares of Longfin Class A Common Stock, exercisable for a period of five years at an exercise price of $38.55 per share (the “Warrant”), for consideration consisting of (i) a cash payment of $5,000,000, and (ii) a secured promissory note payable by the Investor to Longfin (the “Investor Note”) in the principal amount of $42,604,059 (collectively, the “Note Financing”). On February 13, 2018, the Company completed the Note Financing and related sale and issuance of the Notes, the Warrant and a placement agent warrant. The maturity date of the Notes is August 13, 2019 and the Investor Note is February 13, 2048.

Till date, the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Note Financing and will not be able to obtain additional monies through the Note Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is declared effective by the Securities and Exchange Commission or such shares are eligible for resale pursuant to Rule 144 under the Securities Act, or the investor elects to convert or exercise such securities notwithstanding the underlying shares have not been so registered or are then so eligible.

On April 6, 2018, The Nasdaq Stock Market LLC (“Nasdaq”) halted the trading of the Company’s Class A Common Stock, which such suspension from trading continued for a period of at least five (5) consecutive trading days, which constituted an event of default under the Note.

Note 9: Secured and Unsecured Loans

The company has a Secured Loan for the purchase of vehicle during the quarter ended March 31, 2018. The Unsecured Loan relates to Buyers Credit in relation to the commodity purchases.

Note 10: Accrued Expenses

Accrued expenses as of March 31, 2018 and December 31, 2017 consists of the following (in thousands):

	March 31, 2018 $	December 31, 2017 $
Legal and professional fee	115	3,090
Director fees	88	28
Payroll	96	134
Others	5	117
	$304	3,369

Note 11: Stockholders’ Equity

As of the date of incorporation, the Company’s authorized capital stock consisted of 200,000,000 shares, par value $0.00001 per share. On February 1, 2017 the Company issued 7,500,000 founder shares to Mr. Meenavalli, the Company’s Chief Executive Officer (“CEO”), valued at $75, which was paid for in cash by Mr. Meenavalli.

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

On March 20, 2018, the Company amended and restated its Certificate of Incorporation to increase the authorized shares of the Company’s capital stock from 200,000,000 shares to 300,000,000 shares, $0.00001 par value per share, comprised of 200,000,000 shares of Class A Common Stock, 75,000,000 shares of Class B Common Stock and 25,000,000 shares of Class C Common Stock. Shares of Common Stock shall have the same rights and powers, rank equally (including as to dividends and distributions, and any liquidation, dissolution or winding up of the corporation), share ratably and be identical in all respects as to all matters, except each share of Class B Common Stock convertible into one share of Class A Common Stock. Holders of Class A and Class B Common Stock will be entitled to one vote for each share held. Holders of Class C Common Stock will have no voting rights.

The holders of ordinary shares are entitled to receive dividends as and when declared and are entitled to one vote per share at meetings of the Company. All shares rank equally with regards to residual assets of the Company.

On June 19, 2017, the Company issued shares of its Common Stock related to the acquisition of Longfin Tradex valued at $134.4 million, which is comprised of 27,500,000 shares of Class A Common Stock issued to SCL and 22,500,000 shares of Class B Common Stock issued to Mr. Meenavalli, Longfin’s CEO. The Company also issued 10,000,000 shares of Class A Common Stock to Mr. Meenavalli, valued at $19 million for services and recorded compensation expense in the Company’s condensed consolidated statement of operations in general and administrative expenses. The 10,000,000 shares of Class A Common Stock were valued under 409A of the Internal Revenue Code at a price of $1.90 per share based on a third party valuation report from Scalar.

On September 14, 2017, the Company issued 2,025,000 shares of its Class A Common Stock valued at $4.2 million to a third-party marketing platform owned by Adamson Brothers Corp., an entity of which Mr. Andy Altahawi has voting and dispositive control, in exchange for services in connection with the Financing. Such amounts were recorded as deferred offering costs-non cash as of December 31, 2017. Also, in addition to stock compensation paid to Adamson Brothers Corp., the Company also agreed to pay $65,000 in cash for the services obtained in connection with the Public Offering.

On December 11, 2017, the Company acquired the Ziddu.com website from a related party, Meridian Enterprises Pte. Ltd., a Singapore corporation (“Meridian”), in exchange for the issuance of 2.5 million restricted shares of Class A stock. Exemption from registration for the above transaction was claimed by the Company pursuant to Section 4(a)(2) of the Securities Act based on the facts and circumstances of the acquisition.

On December 12, 2017, the Company completed the initial public offering of 1,140,989 shares of its Class A Common Stock, par value $0.00001 at a price of $5.00 per share to investors pursuant to Regulation A promulgated under the Securities Act. Net proceeds from the offering totaled $4,948,998, net of cash offering expenses of $755,947. 46,540,989 shares are issued and outstanding as of December 31, 2017.

On September 14, 2017, the Company issued 3,375,000 shares of its Class A Common Stock valued at $7.0 million to Mr. Krishanu Singhal, the Company’s former Chief Financial Officer. On March 19, 2018, the Company executed an agreement to cancel 2,000,000 of the 3,375,000 shares of Class A Common Stock issued and agreed to pay Mr. Singhal $100,000 in cash compensation.

Note 12: Related Party Transactions

Related party transactions for the three months ended March 31, 2018 and the period from February 1, 2017 through March 31, 2017 are as follows (in thousands):

	March 31, 2018 $
	Sale of physical commodities	Technology revenue	Cost of physical commodities revenues	Cost of technology revenue	Purchase of shell company	Rentals
Stampede Enterprises India Private Limited	$2,254		$12,008	$-
Meridian Enterprises Pte. Limited	8,415		15,021	-	$2,500
Meridian Tech HK Limited	-		-	-
Stampede Technologies Pte Limited		398
Globe 7 Pte Ltd						$4
	$10,669	$398	$27,029	$-	$2,500	$4

	March 31, 2017 $
	Sale of physical commodities	Cost of physical commodities revenues	Cost of technology revenue	Capital Expenditures
Stampede Enterprises India Private Limited	$-	$-	$-	$
Meridian Enterprises Pte. Limited	-	-	-		-
Meridian Tech HK Limited	-		638		-
Stampede Technologies Pte Limited
	$-		$638		$-

Related party balances for the period-ended March 31, 2018 period from February 1, 2017 through March 31, 2017 are as follows (in thousands):

Due from Related Parties:	Relationship	March 31, 2018 $	March 31, 2017 $
Meridian Enterprises Pte Ltd	Common Promoter	$2,601
Meridian Tech HK			638
Stampede Enterprises India Private Limited	Wholly owned subsidiary of Stampede Capital Limited	$1	-
Stampede Technologies Pte Ltd	Wholly owned subsidiary of Stampede Capital Limited	$548	-
		$3,150	638
Due to Related Parties			-
Stampede Capital Limited	Common promoter	$333	-
Usha Rani Meenavalli	Common promoter	$2	-
Meridian Enterprises Pte Limited	Common promoter	$5,612	-
Venkat Srinivas Meenavalli	CEO	$11
Stampede Tradex Pte Ltd.	Common promoter		$26
		5,957	26

A description of the amounts included related party transactions are as follows:

Stampede Enterprises India Private Limited includes revenue related to the sale of physical commodities $2,254 and costs related to the purchase of physical commodities $12,008.

Meridian Enterprises Pte. Limited includes revenue related to the sale of physical commodities $8,415 and costs related to the purchase of physical commodities $15,021. The Company also acquired a shell company, Longfin Ltd in West Indies from Meridian Enterprises Pte. Limited at a nominal price of $2,500.

Meridian Tech HK Ltd. includes the cost related to technology revenue $638.

Stampede Technologies Pte Ltd includes revenue related to the sale of technology $398 and Nil costs related to technology from this vendor.

Note 13: Income Taxes

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes. In assessing the recoverability of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The management considers historical and projected future taxable income, and tax planning strategies in making this assessment.

The Company has US deferred tax assets, which have been offset by valuation allowance because of historical and expected losses. As the Company reverses its losses and becomes profitable, we will reassess the likelihood of recovering a portion or all of the deferred tax assets. The remaining balance of deferred tax assets, which appear on the balance sheet, are from foreign based operations in which utilization is highly probable in offsetting future foreign income taxes.

The Company recorded an income tax of $253,652 resulting from operational results of its foreign entities for three months period ended March 31, 2018. As of March 31, 2018, there was no significant liability for income tax associated with unrecognized tax benefits. As of March 31, 2018, the Company could not use its net operating losses.

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

Note 14: Commitments & Contingencies

Legal Matters

The Company is and may become subject to certain legal proceedings and claims arising in connection with the normal course of its business. In the opinion of management, there were no claims as of March 31, 2018 that would have a material adverse effect on its condensed consolidated financial position, results of operations or cash flows.

On or about March 5, 2018, the Division of Enforcement of the SEC informed the Company that it is conducting an investigation In the Matter of Trading in the Securities of Longfin Corp. and requested that the Company provide certain documents in connection with its investigation, including documents related to our IPO and other financings and the acquisition of Ziddu.com. The Company is in the process of responding to this document request and will cooperate with the SEC in connection with its investigation. While the SEC is trying to determine whether there have been any violations of the federal securities laws, the investigation does not mean that the SEC has concluded that anyone has violated the law. Also, the investigation does not mean that the SEC has a negative opinion of any person, entity or security of or related to the Company

At the beginning of April 2018, the SEC filed the case Securities and Exchange Commission v. Longfin Corp., et al., 18 Civ. 2977 (DLC) (‘the SEC Litigation”) in federal court in Southern District of New York. The Company and Mr. Meenavalli are named as defendants, as are three of the Company’s stockholders who made certain sales of Class A Common Stock. The SEC’s complaint alleges that the defendants violated Section 5 of the Securities Act by either distributing or participating in the distribution of the Company’s securities to the public in unregistered transactions. The SEC Litigation includes the SEC”s application for a temporary restraining order and asset freeze relating to the assets of the three defendants who were stockholders who made certain sales of Class A Common Stock. By order dated April 23, 2018, the Court vacated the temporary restraining order and asset freeze with respect to the Company and Mr. Meenavalli. By order dated May 1, 2018, the Court granted the SEC’s request for a preliminary injunction regarding the assets of the other three defendants. On May 11, 2018, the Company and Mr. Meenavalli filed a motion to dismiss the SEC’s complaint for failure to state a claim upon which relief can be granted, and the three other defendants answered the complaint and denied the allegations of wrongdoing against them. The Company is unable at this time to express any opinion as to the outcome of this matter or any potential remedies that may be sought against the Company or Mr. Meenavalli at this early stage of the proceedings. The Company and Mr. Meenavalli maintain that no violations of Section 5 of the Securities Act occurred nor did they aid or participate in the distribution of the Company’s securities to the public in an unregistered transaction.

In April 2018, five putative securities class action lawsuits were filed in the federal courts for the Southern and Eastern Districts of New York against Longfin Corp and our CEO, Mr. Meenavalli, and (in two cases) CFO, Mr. Ratakonda. The actions are: Reddy v. LongFin Corp. et al., 18 Civ. 2933 (SDNY); Long Chee Min v. Longfin Corp. et al., 18 Civ. 2973 (SDNY); Chauhan v. Longfin et al., 18 Civ. 2010 (MKB) (EDNY); and Miller v. Longfin et al., 18 Civ. 3121 (SDNY). According to the complaints, defendants made false and/or misleading statements and failed to disclose material adverse facts about Longfin’s business, operations, prospects and performance. Plaintiffs allege, inter alia, that defendants made false and/or misleading statements and/or failed to disclose that: (i) Longfin had material weaknesses in its operations and internal controls that hindered the Company’s profitability; and (ii) Longfin did not meet the requirements for inclusion in Russell indices. Based on the foregoing, plaintiffs assert causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified compensatory damages, fees and costs. By order dated April 26, 2018, the four actions filed in Southern District of New York (bearing docket numbers 18 Civ. 2933, 18 Civ. 2973, 18 Civ. 3121 and 18 Civ. 3462) were consolidated under the docket number of the lead case, 18 Civ. 2933, pending before the Honorable Denise Cote, United States District Judge. The Company has reviewed the allegations contained in the various complaints and believe they are without merit. The Company intends to defend the litigation vigorously. The Company is unable at this time to express any opinion as to the outcome of this matter or as to the possible range of loss, if any, at this early stage of the proceedings. The Company and Mr. Meenavalli maintain that no violations of Section 5 of the Securities Act occurred nor did they aid or participate in the distribution of the Company’s securities to the public in an unregistered transaction.

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

Note 15. Loss Per Share

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

The following table sets forth the calculation of basic and diluted net loss per share attributable to Common Stockholders during the three months ended March 31, 2018 and the period from February 1, 2017 through March 31, 2018 (in thousands except share and per share amounts):

Warrants issued to purchase 39,834 of common shares were not included in the computation of diluted loss per share.

The Company does not have any dilutive securities as of March 31, 2018.

	For the three months ended March 31, 2018	For the period February 1, 2017 through March 31, 2017

Net Profit /(loss)	$(7,299)	$19

Weighted average shares outstanding	76,229,878	7,500,000

Basic loss per share:	$(0.10)	$0.003

Diluted loss per share:	$(0.10)	$0.003

Note 16 Geography Revenue

Segment Information

Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are components of an enterprise that have distinct financial information available and evaluated regularly by the chief operating decision-maker (“CODM”) to decide how to allocate resources and evaluate performance. The Company’s CODM is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance.

Therefore, the Company has determined that it operates in a single operating and reportable segment.

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1)	The table below shows revenue reported by product and service for the three months ended March 31, 2018:

Product & Service	Amount (in thousands)	% on total revenues
Sale of physical commodities	$52,515	97%
Technology revenue	1,613	2.98%
Other revenue	131	.02%
Total	$54,259

2)	The following table sets revenue by geographic area for the three months ended March 31, 2018:

Amount (in thousands)
Singapore	$49,393
India	2,254
United Kingdom	1,216
Other	1,396
$54,259

3)	The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries.

Nature of Assets	USA (Country of Domicile)	Foreign Countries (India, Dubai, Singapore and West Indies)	Total
Goodwill	-	90,474	90,474
Intangible assets		33,742	33,742
Property, Plant and Equipment , Net		8,688	8,688
Total Long Term Assets		132,904	132,904

Note 17 Stock-Based Compensation

Longfin 2018 Omnibus Equity Incentive Plan

On February 12, 2018, the Company adopted the Longfin 2018 Omnibus Equity Incentive Plan authorizing the grant of awards up to 2,000,000 shares of Class A Common Stock effective March 20, 2018. No stocks have been granted since the plan became effective in March 2018 as on May 21, 2018.

Note 18 Subsequent Events

Securities Purchase Agreement

On January 22, 2018, the Company entered into a Convertible Note Securities Purchase Agreement with an Investor. Please refer to Note 8 for further information.

As of April 3, 2018, the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Note Financing and will not be able to obtain additional monies through the Note Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is deemed effective by the Securities and Exchange Commission. The Company also contemplates raising money through Regulation D offering from the accredited investors.

On April 6, 2018, The Nasdaq Stock Market LLC (“Nasdaq”) halted the trading of the Company’s Class A Common Stock, which such suspension from trading continued for a period of at least five (5) consecutive trading days, which constituted an event of default under the Note. The Company has elected to voluntary delist from Nasdaq and will seek to have its Class A Common Stock quoted for listing on an over the counter platform or the Pink Sheet market in an effort to mitigate the effects of the aforementioned default.

Securities and Exchange Commission Matters

On or about March 5, 2018, the Division of Enforcement of the SEC informed the Company that it is conducting an investigation In the Matter of Trading in the Securities of Longfin Corp. and requested that the Company provide certain documents in connection with its investigation, including documents related to its IPO and other financings and the acquisition of Ziddu.com. The Company is in the process of responding to this document request and will cooperate with the SEC in connection with its investigation. While the SEC is trying to determine whether there have been any violations of the federal securities laws, the investigation does not mean that the SEC has concluded that anyone has violated the law. Also, the investigation does not mean that the SEC has a negative opinion of any person, entity or security.

At the beginning of April, 2018, the SEC filed the case Securities and Exchange Commission v. Longfin Corp., et al., 18 Civ. 2977 (DLC) (the “SEC Litigation”) in federal court in the Southern District of New York. The Company and Mr. Meenavalli are named as defendants, as are three of the Company’s stockholders who made certain sales of Class A Common Stock. The SEC’s complaint alleges that the defendants violated Section 5 of the Securities Act of 1933 by either distributing or participating in the distribution of the Company’s securities to the public in unregistered transactions. The SEC Litigation includes the SEC’s application for a temporary restraining order and asset freeze relating to the assets of the three defendants who were stockholders who made certain sales of Class A Common Stock. By order dated April 23, 2018, the Court vacated the temporary restraining order and asset freeze with respect to the Company and Mr. Meenavalli. By order dated May 1, 2018, the Court granted the SEC’s request for a preliminary injunction regarding the assets of the other three defendants. On May 11, 2018, the Company and Mr. Meenavalli filed a motion to dismiss the SEC’s complaint for failure to state a claim upon which relief can be granted, and the three other defendants answered the complaint and denied the allegations of wrongdoing against them. The company is unable at this time to express any opinion as to the outcome of this matter or any potential remedies that may be sought against the Company or Mr. Meenavalli at this early stage of the proceedings. The Company and Mr. Meenavalli maintain that no violations of Section 5 of the Securities Act occurred nor did they aid or participate in the distribution of the Company’s securities to the public in an unregistered transaction.

NASDAQ Matters

The Company’s Class A Common Stock is subject to a trading halt on NASDAQ and there can be no assurance when or if this halt will be lifted. This market has continued listing standards that we must maintain on an ongoing basis in order to continue the listing of our Class A Common Stock and NASDAQ has requested certain information from us to ensure that we continue to meet these requirements. If following these inquiries and responses NASDAQ determines that we fail to meet these continued listing requirements, our Class A Common Stock may be subject to delisting. On May 2, 2018, the Company announced its intention to voluntarily delist its Class A Common Stock from NASDAQ.

On April 6, 2018, the Company received a notice from Nasdaq indicating that the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1) due to its inability to timely file its Quarterly Report on Form 10-Q for the period ended September 30, 2017. Nasdaq elected to exercise its discretionary authority under Listing Rule 5101 and required the Company to submit a plan of compliance by April 13, 2018. The Company submitted a plan of compliance on April 11, 2018 and on May 4, 2018 filed its Quarterly Report on Form 10-Q for the period ended September 30, 2017.

On April 6, 2018, Nasdaq halted the trading of the Company’s Class A Common Stock.

On April 18, 2018, the Company received a notice from Nasdaq indicating that the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1) due to the Company not including the signatures of a majority of the members of its Board  of Directors in its Annual Report on Form 10-K for the year ended December 31, 2017. Nasdaq elected to exercise its discretionary authority under Listing Rule 5101 and required the Company to submit a plan of compliance by April 25, 2018. The Company filed an amendment to the Annual Report on Form 10-K/A and included the signatures of a majority of its directors.

On May 2, 2018 the Company notified Nasdaq that it would voluntarily delist its shares of Class A Common Stock.

The Company believes that it is preferable for the Class A Common Stock to trade on the Over The Counter market as soon as possible as opposed to proceeding with an extended review process with Nasdaq. The Company filed a Form 25 with the Securities and Exchange Commission on May 14, 2018, with the delisting becoming effective 10 days after such filing.

At the time it made the decision to voluntarily delist its Class A Common Stock, Nasdaq had advised the Company that it intended to issue a delisting determination based on the current filing delinquency, public interest concerns under Listing Rule 5101, and the Company’s financial viability.

Class Action Litigation

At the beginning of April 2018, four putative securities class action lawsuits were filed in the federal courts for the Southern and Eastern Districts of New York against Longfin Corp. and our CEO, Mr. Meenavalli, and (in the case of the second action) CFO, Mr. Ratakonda. The actions are: Reddy v. LongFin Corp. et al., 18 Civ. 2933 (JGK) (SDNY); Long Chee Min v. Longfin Corp. et al., 18 Civ. 2973 (VSB) (SDNY); Chauhan v. Longfin et al., 18 Civ. 2010 (MKB) (EDNY); and Miller v. Longfin et al., 18 Civ. 3121 (UA) (SDNY). According to the complaints, defendants made false and/or misleading statements and failed to disclose material adverse facts about Longfin’s business, operations, prospects and performance. Plaintiffs allege, inter alia, that defendants made false and/or misleading statements and/or failed to disclose that: (i) Longfin had material weaknesses in its operations and internal controls that hindered the Company’s profitability; and (ii) Longfin did not meet the requirements for inclusion in Russell indices. Based on the foregoing, plaintiffs assert causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs are seeking unspecified compensatory damages, fees and costs. By order dated April 26, 2018, the four actions filed in Southern District of New York (bearing docket numbers 18 Civ. 2933, 18 Civ. 2973, 18 Civ. 3121 and 18 Civ. 3462) were consolidated under the docket number of the lead case, 18 Civ. 2933, pending before the Honorable Denise Cote, United States District Judge. The Company has reviewed the allegations contained in the various complaints and believe they are without merit. The Company intends to defend the litigation vigorously. The company is unable at this time to express any opinion as to the outcome of this matter or as to the possible range of loss, if any, at this early stage of the proceedings. The Company and Mr. Meenavalli maintain that no violations of Section 5 of the Securities Act occurred nor did they aid or participate in the distribution of the Company’s securities to the public in an unregistered transaction.

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

Business Overview

Longfin is a finance and technology company (“FINTECH”) that specializes in structured trade finance (Alternative Finance) solutions and physical commodities finance (Shadow Banking) solutions. On June 19, 2017, Longfin acquired 100% of the global trade finance technology solution provider, Longfin Tradex Pte. Ltd., (“Stampede Tradex Pte Ltd”), - a Singapore incorporated entity and post-acquisition Longfin Tradex has become a subsidiary of Longfin.

As on March 31, 2018, the Company, through Longfin Tradex, has membership agreements with SGX- Singapore, DGCX- Dubai and CME- Chiacgo. The consolidated financial statements include the accounts of Longfin and its subsidiaries, Longfin Tradex, Longcom India Private Ltd, and Longfin Trading FZC.

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

Other income (expense), net

Other income (expense), net, consists of gains and losses realized from foreign currency transactions and rebate income from exchanges.

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

Results of Operations

The following table presents our results of operations for the three months ended March 31, 2018 and the period from February 1, 2017 (inception) through March 31, 2017 (in thousands):

	Three months ended March 31, 2018	For the period from February 1, 2017 (inception) through March 31, 2017
Revenue:	$54,259	$702
Operating expenses	(56,742)	(680)
Profit /(Loss) from operations	(2,483)	22
Other income, net	(5,070)	-
Profit/(Loss) before income taxes	(7,553)	22
Income tax (benefit) expense	(254)	3
Net Profit /(Loss)	$(7,299)	19

Revenue

Revenue during the three months ended March 31, 2018 and the period from February 1, 2017 through March 31, 2017 consists of the following (in thousands):

	Three months ended March 31, 2018	For the period from February 1, 2017 (inception) through March 31, 2017
Sale of physical commodities	$52,515	$-
Technology revenue	1,613	702
Other revenue	131	-
	$54,259	702

Revenue for the three months ended March 31, 2018 of $53 million is related to the sale of physical commodities to our customers. Technology revenue for the three months ended March 31, 2018 consists of $1.61 million and is comprised of fees paid by third parties for using our proprietary risk management and trading infrastructure technology. Other revenue consists of incentive income received from exchanges that is recognized when earned.

Revenue for the period from February 1, 2017 through March 31, 2017 consists of $0.7 million and is comprised of fees paid by third parties for using our proprietary risk management and trading infrastructure technology.

Operating Expenses

Operating expenses during the three months ended March 31, 2018 and the period from January 1, 2017 through March 31, 2017 consists of the following (in thousands):

	Three months ended March 31, 2018	For the period from February 1, 2017 (inception) through March 31, 2017
Cost of physical commodities revenues (includes purchases from related parties of $27,029 in March 31, 2018 and Nil in March 31, 2017)	$51,048	$-
Cost of technology revenue (includes related party costs of Nil in March 31, 2018 and $638 in March 31, 2017)	1,161	638
Stock-based compensation	-	-
Employee compensation and payroll taxes	274	-
Operations and administrative	2,003	42
Depreciation and amortization	693	-
Amortization of acquired intangible assets	1,563	-
Total operating expenses	$56,742	$680

Operating expenses for the three months ended March 31, 2018 primarily consists of $51 million of expenses directly related to our sale of physical commodities, $1.16 million of fees related to our technology revenue, $1.56 million of amortization expense related to the intangible assets acquired with the Longfin Tradex acquisition, $0.7 million of depreciation and amortization related to the Company’s computer equipment, $2 million of other operations and administrative expenses including legal and professional fees, and $0.3 million of employee compensation and payroll taxes.

Operating expenses for the period from February 1, 2017 through March 31, 2017 primarily consists of $0.6 million of fees related to our technology revenue, $0.042 million of other operations and administrative expenses including legal and professional fees.

Other income, net

Other income, net, consists of nominal gains recorded from our foreign currency transactions.

Cash Flows for three months ended March 31 2018 and February 1, 2017 (inception) through March 31, 2017(in thousands):

	Three months ended March 31, 2018 $	For the period from February 1, 2017 (inception) through March 31, 2017 $
Cash and cash equivalents at the beginning of the period	2,189	$-
Net Cash provided by operating activities	(1,812)	-
Net cash (used in) investing activities	(948)	-
Net cash (used in) financing activities	5,018	-
Cash and cash equivalents at the end of the period	4,447	-

Operating Activities

For the period from January 1, 2018 through March 31, 2018, net cash provided by operating activities was $(1.8) million, which primarily consisted of our net loss of $7.3 million, adjusted for depreciation and amortization expenses of $2.3 million, 1.3 million of note issue expenses and net cash inflow of $2.0 million from operating assets and liabilities. The inflow from operating assets and liabilities was primarily due to $5.7 million of accounts receivable, a net $1.6 million due from related parties, $1 million of net other current assets, $1 million of accounts payable, $3.1 million of accrued expenses primarily related to customer deposits and $0.3 million for income taxes payable.

Investing Activities

For the period from January 1, 2018 through March 31, 2018, net cash used in investing activities was $0.95 million, which is primarily related to the purchase of computer software.

Financing Activities

For the period from January 1, 2018 through March 31, 2018, net cash used in financing activities was $5m.

Liquidity and Capital Resources

Overview

As of March 31, 2018, we had $4.4 million in cash and $31 million in accounts receivable and total liabilities of $50.6 million. To date the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Note Financing and will not be able to obtain additional monies through the Note Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is declared effective by the Securities and Exchange Commission. The Company also contemplates raising money through Regulation D offering from the accredited investors

Since our inception, we have financed our operations primarily through equity issuances and cash generated from our operations.

Our principal uses of cash in recent periods have been funding our operations.

On December 12, 2017, we sold 1,140,989 shares of our Class A Common Stock pursuant to Regulation A of the Securities Act of 1933 at a price of $5.00 per share. Net proceeds from the Public Offering totalled $4.9 million, net of cash offering expenses of $0.8 million.

Going Concern

The Company has limited operating history and experienced a net loss of $34 million since its inception. The Company has $4.4 million of cash at March 31, 2018. The Company operates primarily in structured trade finance and providing technology services and our operating costs are primarily related to the cost of providing those services, employee compensation and administrative expenses.

On January 22, 2018, pursuant to the SPA entered into between the Company and the Investor, the Company agreed to sell and issue (1) (i) Senior Convertible Notes to the Investor in the aggregate principal amount of $52,700,000, consisting of a Series A Note in the principal original issuance discount amount of $10,095,941 and (ii) a Series B Note in the principal amount of $42,604,059, and (2) a Warrant to purchase 751,894 shares of Longfin Class A Common Stock, exercisable for a period of five years at an exercise price of $38.55 per share, for consideration consisting of (i) a cash payment of $5,000,000, and (ii) a secured promissory note payable by the Investor to Longfin in the principal amount of $42,604,059.

As of April 3, 2018, the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Note Financing and will not be able to obtain additional monies through the Note Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is deemed effective by the Securities and Exchange Commission. The Company also contemplates raising money through Regulation D offering from the accredited investors

On April 6, 2018, The Nasdaq Stock Market LLC (“Nasdaq”) halted the trading of the Company’s Class A Common Stock, which such suspension from trading continued for a period of at least five (5) consecutive trading days, which constituted an event of default under the Note. The Company has elected to voluntary delist from Nasdaq and will seek to have its Class A Common Stock quoted for listing on an over the counter platform or the Pink Sheet market in an effort to mitigate the effects of the aforementioned default

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the monies from the Note Financing and the attainment of profitable operations. These factors, which are not within the Company’s control, raise substantial doubt regarding the Company’s ability to continue as a going concern. Although it is unlikely that additional funding will be forthcoming pursuant to the Note Financing in light of the Default Notice, the Company intends to enter into discussions with the investor regarding the renegotiation of the terms of the Note Financing. If the Company is unable to successfully renegotiate the terms of the Note Financing, including receiving one or more waivers with respect to the ongoing default under the Notes, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Contractual Obligations

At March 31, 2018 our principal commitments consisted of obligations under operating leases for office space which is leased on a month to month basis.

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

The Company reviews goodwill at least annually for possible impairment. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying values. The Company tests its goodwill each year on December 31st. The Company reviews the carrying value of goodwill utilizing a market capitalization approach. The Company did not identify any impairment to goodwill during the period ended March 31, 2018.

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

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the period ended March 31, 2018.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

CORPORATE INFORMATION

Longfin Corp. was incorporated in Delaware on February 1, 2017. Our executive offices are located 17 State Street, Suite 4000, New York, NY 10004. Our telephone number is (646)-202-9550, and our email address is info@Longfincorp.com.

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

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $0.3 million as of March 31, 2018. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of March 31, 2018 due to the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which has caused management to conclude that as of March 31, 2018 our Internal Control over Financial Reporting (“ICFR”) were not effective at the reasonable assurance level:

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

There were no material legal proceedings affecting the Company during the quarter ended March 31, 2018.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Recent Sales of Unregistered Securities

We have not issued any unregistered or restricted shares of Common Stock during the calendar period ended March 31, 2018 that have not already been disclosed in our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2018.

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

May 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Venkata S. Meenavalli	Chief Executive Officer and Director	May 21, 2018
Venkata S. Meenavalli	(Principal Executive Officer)

/sVivek Kumar Ratakonda	Chief Financial Officer	May 21, 2018
Vivek Kumar Ratakonda	(Principal Financial Officer and Principal Accounting Officer)

