Form 10-Q
period 2018-06-30
Longfin Corp
filed 2018-08-13
CIK 1699683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 13, 2018
Class A Common Stock, $0.00001 par value	44,540,989
Class B Common Stock, $0.00001 par value	30,000,000
Class C Common Stock, $0.00001 par value	—

LONGFIN CORP.

LONGFIN CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(in thousands, except share data)

	As at June 30, 2018 $	As at December 31, 2017 $
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	490	2,189
Accounts receivable	38,587	36,805
Due from related parties	1,702	4,721
Derivatives held for trading	4
Other current assets	1,388	336
Total current assets	42,171	44,051
Property, plant and equipment, net	7,956	8,429
Intangibles, net	32,196	35,305
Goodwill	90,474	90,474
Total assets	172,797	178,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	22,926	21,987
Accrued expenses	211	3,369
Due to related parties	1,662	5,843
Derivatives held for trading	1	-

Income taxes	71	305

Other current liabilities	2,392	-
Unsecured Loans
Convertible notes payable	10,096	-
Non-current liabilities
Secured Loan	115
Total current liabilities	37,474	31,504
Income taxes	-	354
Deferred taxes	7,438	7,435
Total liabilities	44,912	39,293

Commitments and contingencies

Stockholders’ equity
Class A voting common stock, $0.00001 par value; 200,000,000 shares authorized; and 44,540,989 shares issued and outstanding as of June 30, 2018 and 100,000,000 shares authorized; and 46,540,989 shares issued and outstanding as of December 31, 2017	1	1
Class B voting common stock, $0.00001 par value; 75,000,000 shares authorized; and 30,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Class C voting common stock, $0.00001 par value; 25,000,000 shares authorized; and no shares issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Additional paid-in capital	165,334	165,334
Non-controlling interest	116	-
Accumulated other comprehensive income	(130)	-
Accumulated deficit	(37,437)	(26,369)
Total equity attributable to parent	127,885	138,966
Total liabilities and stockholders’ equity	172,797	$178,259

See Notes to Condensed Consolidated Financial Statements.

LONGFIN CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts (unaudited)

	Three months ended June 30, 2018 $	Three months ended June 30, 2017 $	Six months ended June 30, 2018 $	For the period from February 1, 2017 (inception) through June 30, 2017 $
Revenue:
Sale of physical commodities (includes sales to related parties of $7,351 for three months ended June 30, 2018 and $ 4,616 for three months ended June 30, 2017) (includes sales to related parties of $18,021 for six months ended June 30, 2018 and $ 4,616 for six months ended June 30, 2017)	39,503	7,403	92,018	7,403
Technology revenue (includes sales to related parties of $221 for three months ended June 30, 2018 and $ Nil for three months ended June 30, 2017) (includes sales to related parties of $619 for six months ended June 30, 2018 and $ Nil for six months ended June 30, 2017)	506	1,171	2,119	1,873
Other revenue	(127)	1	4	1
Total revenue	39,882	8,575	94,141	9,277

Operating expenses:
Cost of physical commodities revenues (includes purchases from related parties of $3,009 for three months ended June 30, 2018 and $5,846 for three months ended June 30, 2017) (includes purchases from related parties of $30,037 for six months ended June 30, 2018 and $5,846 for six months ended June 30, 2017)	38,899	6,744	89,947	6,744
Cost of technology revenue (includes related party costs of $1 for three months ended June 30, 2018 and $1,014 for three months ended June 30, 2017) (includes related party costs of 1 for six months ended June 30, 2018 and $1,652 for six months ended June 30, 2017)	354	1,016	1,515	1,654
Stock-based compensation	-	19,000	-	19,000
Employee compensation and payroll taxes	326	12	600	12
Operations and administrative	2,001	63	4,004	105
Depreciation and amortization	757	46	1,450	46
Amortization of acquired intangible assets	1,545	187	3,108	187
Total operating expenses	43,882	27,068	100,624	27,748

Profit /(Loss) from operations	(4,000)	(18,493)	(6,483)	(18,471)

Other income (expenses)
Other income , net	78	-	(4,992)	-
Total other income, net	78	-	(4,992)	-
Profit/(Loss) before income taxes	(3,922)	(18,493)	(11,475)	(18,471)
Income tax (benefit) expense	(267)	1,400	(521)	1,403
Net profit/(loss) before minority interest	(3,655)	(19,893)	(10,954)	(19,874)
Non-controlling interest in earnings of subsidiaries	10	-	109	-
Net profit/( loss) attributable to common stockholders	(3,665)	(19,893)	(11,063)	(19,874)

Net loss per common share, basic	(0.05)	(1.14)	(0.15)	(1.47)
Net loss per common share, diluted	(0.05)	(1.14)	(0.15)	(1.47)

Weighted average common shares outstanding, basic	74,540,989	17,390,110	75,380,768	13,500,000
Weighted average common shares outstanding, diluted	74,540,989	17,390,110	75,380,768	13,500,000

See Notes to Condensed Consolidated Financial Statements.

LONGFIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) – June 30, 2018

(in thousands)

(Unaudited)

	For the three ended 30 June 2018			For the three ended 30 June 2017
	Longfin Corp.	Non-controlling Interest	Total	Longfin Corp.	Non-controlling Interest	Total
Net income / (loss)	(3,665)	10	(3,655)	(19,893)	-	(19,893)
Foreign currency translation adjustments	(37)	-	(37)	-	-	-
Comprehensive income (loss)	(3,702)	10	(3,692)	(19,893)	-	(19,893)

	For the six months ended 30 June 2018			For the six months ended 30 June 2017
	Longfin Corp.	Non-controlling Interest	Total	Longfin Corp.	Non-controlling Interest	Total
Net income / (loss)	(11,063)	109	(10,954)	(19,874)	-	(19,874)
Foreign currency translation adjustments	(130)	-	(130)	-	-	-
Comprehensive income (loss)	(10,933)	109	(10,824)	(19,874)	-	(19,874)

LONGFIN CORP. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(in thousands)

	Six months ended June 30, 2018 - $	For the period from February 1, 2017 (inception) through June 30, 2017 - $
Cash flows from operating activities
Net loss	$(10,954)	(19,874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,558	233
Stock compensation	-	19,000
Note issue expenses	1,292	-
Changes in operating assets and liabilities:
Accounts receivable	(1,782)	(3,465)
Due from related parties	3,020	357
Fair value (gain) / loss on trading securities	(4)	-
Other current assets	(1,052)	90
Accounts payable	939	1
Accrued expenses	(3,154)	9
Due to related parties	(4,190)	4,528
Income taxes	(585)	1,419
Other current liabilities	7,488	1,756
Net cash provided by operating activities	(4,423)	4,054

Cash flows from investing activities
Purchase of computer software	(977)	(4,025)
Cash acquired by Longfin Limited (WI) acquisition	1	-
Cash acquired by Stampede acquisition	-	14
Net cash (used in) investing activities	(977)	(4,011)
Cash flows from financing activities
Unsecured loan	-	-
Secured Loan	115	-
Proceeds from issuance of stock	-	-
Proceeds from issuance of convertible notes	3,708	-
Net cash provided by financing activities	3,823	-
Effect of exchange rate changes on cash and cash equivalents	(125)	-
Net increase in cash and cash equivalents	(1,701)	43
Cash and cash equivalents at the beginning of the period	2,189	-
Cash and cash equivalents at the end of the period	$490	43

Supplemental disclosure of noncash investing and financing activities for the period ended June 30, 2017:

Investment in Stampede, net of cash acquired
Accounts receivable	$11,934
Due from related parties	$1,209
Property, plant and equipment	$3,454
Intangible assets	$38,600
Goodwill	$90,474
Other assets	$231
Accounts payable	$(675)
Accrued expenses	$(37)
Due to related parties	$(3,431)
Accrued income taxes	$(208)
Other current liabilities	$(16)
Deferred tax liability	$(7,149)
$134,386

Class A and B common shares issued for Stampede acquisition	$134,400
Stock compensation-Non Cash paid in equity	$19,000

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

On June 19, 2017, Longfin acquired 100% of the outstanding shares of capital stock of Longfin Tradex Pte Ltd (“Longfin Tradex”) in exchange for shares of Longfin’s Common Stock. Prior to the acquisition, Longfin Tradex was 55% owned by Stampede Capital Limited (“SCL”), a public company in India, and 45% owned by Mr. Meenavalli. As consideration for the acquisition of Longfin Tradex, Longfin issued 27,500,000 shares of Class A Common Stock to SCL and 22,500,000 shares of Class B Common Stock to Mr. Meenavalli (the “Longfin Tradex Acquisition”). The Company’s plan is to utilize Longfin Tradex’s technology, strategy, infrastructure and its business model across the globe.

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

As at June 30, 2018, Mr. Meenavalli controls the voting interests in Longfin through his ownership of 10,000,000 of Class A common shares and 30,000,000 of Class B common shares.

As of June 30, 2018, the Company had one subsidiary, Longfin Tradex, located in Singapore. During the first quarter of 2018, the Company added four new subsidiaries Longcom India Private Ltd. (formerly Longhash commmodities Private Ltd) in India, Longfin Trading FZC in UAE, Longfin Bullion FZC in UAE, and Longfin Ltd in West Indies. Further, the Company is in process of incorporating two more subsidiaries in Hong Kong and China.

Longcom India Private Ltd, (formerly Longhash Commmodities Private Ltd) a 100% subsidiary of Longfin commenced business operations during the first fiscal quarter of 2018 and focused primarily in structured trade finance and physical commodities finance solutions for finance and trading houses.

Longfin Trading FZC, is a subsidiary of Longfin Tradex of which Longfin Tradex holds 85% and Mr. Meenavalli holds remaining 15% of the equity. Longfin Trading FZC also commenced its business operations during the first fiscal quarter of 2018 and focused primarily in structured trade finance and offering technology and Platform services to clients.

Longfin Bullion FZC was incorporated during the first quarter of 2018 and is also a subsidiary of Longfin Tradex of which Longfin Tradex holds 99% and Mr. Meenavalli holds remaining 1% of the equity. Longfin Bullion FZC has not started its business operations during the current quarter.

Longfin Limited incorporated in West Indies had no business operations during the current quarter. The Company was involved in research and development for creation of smart contracts wherein few Ziddu Smart contracts were executed internally with in the business partners for testing purpose.

The Company operates and is managed as one business. The Company’s operating results are regularly reviewed on a consolidated basis by its Chief Executive Officer, who is also the chief operating decision maker.

Note 2: Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has limited operating history and experienced a net loss of $38 million since its inception. The Company has $0.49 million of cash at June 30, 2018. The Company operates primarily in structured trade finance and provides technology services. The Company’s operating costs are primarily related to the cost of providing those services, employee compensation and administrative expenses.

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

On May 2, 2018, the Company, notified to the NASDAQ Stock Market LLC, that it would voluntarily delist its shares of Class A Common Stock from NASDAQ. On May 14, 2018 the Company filed a Form 25 with the Securities and Exchange Commission with the delisting becoming effective 10 days after such filing. From May 25, 2018 the Company’s shares commenced trading on the OTC Pink operated by the OTC Market Group Inc.

The continuance of the trading halt for a period of five trading days constituted an Event of Default under the Notes. Following the occurrence of an Event of Default, among other things, at the Investor’s election, the outstanding principal amount of the Notes, plus accrued but unpaid interest at a default interest rate of 18%, liquidated damages and other amounts owed through the date of acceleration, shall become, immediately due and payable in either cash or stock pursuant to the terms of the Notes. On April 13, 2018, the Investor notified the Company that it had elected to exercise its remedies with respect to requiring the Company to redeem the Series A Notes (the “Default Notice”). Pursuant to the Default Notice, the Investor has demanded that the Company pay the Event of Default Redemption Price of the Series A Note not later than April 20, 2018, which the Investor has calculated as $33.6 million if paid by such date. The Investor has not exercised its remedies with respect to requiring the Company to redeem the Series B Note, but in the Default Notice has reserved its rights with regard to such remedy regarding the Event of Default under the Series B Note. In addition to other remedies available to the Investor, the Company’s obligation to repay amounts due under the Series B is secured by a first priority security interest in and lien on the Investor Note, and such remedies can be exercised by the Investor without additional notice to the Company.

Following receipt of the Default Notice, the Company has entered into discussions with the Investor regarding the renegotiation of the terms of the Note Financing in light of the trading halt. If the Company is unable to successfully renegotiate the terms of the Note Financing, including receiving one or more waivers with respect to the ongoing default under the Notes, it will negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations.

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

The Company’s current quarterly period ends on June 30, 2018. Unless the context requires otherwise, all references in this report to “Longfin,” “we,” “our” and “us” refer to Longfin Corp., together with its subsidiaries, as listed and described in its Annual Report on Form 10-K filed with the SEC on April 2, 2018. We exclude our investments and minority non-controlling interests, and any information provided by them is not incorporated by reference in this report, and you should not consider it a part of this report. Our filings are available on www.sec.gov. The information contained on our website, www.longfincorp.com is not incorporated by reference in this report, and you should not consider it a part of this report.

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

Functional Currency

The functional currency for Longfin is the United States Dollar (“USD”). Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the condensed consolidated statements of operations. Securities and other assets and liabilities denominated in foreign currencies are translated into USD amounts at the date of valuation. Purchases and sales of other assets and liabilities and the related income and expenses denominated in foreign currencies are translated into USD on the respective dates of the transactions.

In the quarter ended June 30, 2018, in addition to the US, the Company operated in India, Dubai and Singapore and a substantial portion of the Company’s sales are denominated in INR, AED and USD. As a result, changes in the relative values of the U.S. dollar and INR, or the AED affect revenues and profits as the results are translated into U.S. dollars in the consolidated and pro forma financial statements. The accompanying financial statements are reported in U.S. dollars. The INR and the AED are the other functional currencies for the Company. The translation of the functional currencies into U.S. dollars is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as other comprehensive income/(loss), a separate component of shareholders’ equity.

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

The Company’s three largest customers accounted for 67% of the total revenue for the six months ended June 30, 2018 and 89% for the six months ended June 30, 2017. For the six months ended June 30, 2018, these customers accounted for 36%, 17% and 15% of the revenue and 17% of this revenue was from related parties. For the six months ended June 30, 2017, customers accounted for 40%, 29% and 20% of the revenue and 40% of this revenue was from related parties.

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

Accounts Receivable and Payable

Accounts receivable and payable represent amounts due from customers and owed to vendors, respectively. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, and do not bear interest. The Company assesses the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when the Company determines that they are uncollectible. No allowance for doubtful accounts was required as of June 30, 2018 since the Company has not yet experienced any collection problems.

The Company’s three largest customers accounted for 13%, 17% and 14% of the June 30, 2018 accounts receivable balance.

The Company’s three largest vendors accounted for Nil, 0.4% and 24% of the June 30, 2018 accounts payable balance.

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

Software Development Costs

The Company generally capitalizes eligible costs to acquire or develop internal-use software that are incurred during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed, and that the software will be used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of three years of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Costs related to preliminary project activities and post implementation activities are expensed as incurred. There were no capitalized internal use software costs for the period ended June 30, 2018.

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

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. The Company tests its goodwill and indefinite-lived intangible assets each year on December 31. The Company has six reporting units as of June 30, 2018. The company will review the carrying value of goodwill utilizing market capitalization approach which would be based upon the closing price of the company’s stock price. As of June 30, 2018 the fair value of the company’s reporting unit was in excess of carrying value and goodwill was not deemed to be impaired. The Company did not identify any impairment to goodwill during the period ended June 30, 2018.

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

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the period ended June 30, 2018.

Impairment of Non-Financials Assets

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the Company of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment of long-lived assets during the period ended June 30, 2018.

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

The Company’s revenue consists of the following:

Physical commodity revenue consist of revenue from the sale of physical commodities to our customers. Additionally, we determine whether the financial statement presentation of revenues should be on a gross or net basis. With respect to our physical commodity contracts, we act as a principal and take title of the physical commodities and assume the risks and rewards of ownership. We record settlement of our physical commodity contracts on a gross basis.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

The fair value of the consideration of $134,400,000 as on June 19, 2017 was based on a third party valuation report from Scalar in accordance with ASC 805.

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

The following represents the unaudited pro forma condensed consolidated statement of operations as if Longfin Tradex had been included in the condensed consolidated results of the Company for the period from February 1, 2017 through June 30, 2017:

Unaudited pro forma condensed consolidated statement of operations (in thousands, except for share and per share amounts):

June 30, 2017
Revenue	$18,247
Net loss	$(19,106)

Net loss per common share, basic	$(1.42)
Net loss per common share, diluted	$(1.42)

Weighted average common shares outstanding, basic	13,500,000
Weighted average common shares outstanding, diluted	13,500,000

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Longfin Tradex to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on June 30, 2017.

Prior to the acquisition, the Company had no prior relationship with Longfin Tradex, except for the ownership interest of Mr. Meenavalli.

On January 9, 2018, the Company has acquired a shell company, Longfin Ltd in West Indies at a nominal price of $2,500.

Note 5: Other Current Assets and Other Current Liabilities

Other Current Assets consist of the following (in thousands):

	June 30, 2018 $	December 31, 2017 $
Prepaid Expenses	418	50
Advance to customers	159	-
Employee advances	4	-
Deposits	676	247
Advance expense	127	-
Others	4	39
Total	1,388	336

Other Current Liabilities consist of the following (in thousands):

	June 30, 2018 $	December 31, 2017 $
Advance from Customers	3	-
Others	2,389	-
Total	2,392	-

Note 6: Property, Plant and Equipment, Net

Property, Plant and Equipment, net consists of the following (in thousands):

	June 30, 2018 $	December 31, 2017 $
Computer software	$822	6,283
Computer equipment	11,151	3,454
Vehicles	140	-
	12,113	9,737
Accumulated depreciation	(4,157)	(1,308)
Property and equipment, net	$7,956	8,429

For the six months ended June 30, 2018 and the period ending at December 31, 2017 the Company recorded $1.5 million and 1.3 million, respectively, in depreciation expense.

Note 7: Intangible Assets

As of June 30, 2018, the Company has the following amounts related to intangible assets (in thousands):

	June 30, 2018				December 31, 2017
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	8 years	$32,000	$(4,132)	$27,868	32,000	(2,126)	29,874
Customer relationships	3 years	6,600	(2,272)	4,328	6,600	(1,169)	5,431
		$38,600	$(6,404)	$32,196	38,600	(3,295)	$35,305

The following table represents the total estimated amortization of intangible assets for the five succeeding years (in thousands):

Estimated
For the year ended	Amortization Expense
2018	$6,200
2019	$6,200
2020	$5,585
2021	$4,000
2022	$4,000
Thereafter	$10,882

For the six months ended June 30, 2018, the Company recorded $3.1 million in amortization expense. For the period ended at December 31, 2017 the Company recorded $3.3 million in amortization expense.

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

On May 2, 2018, the Company, notified to the NASDAQ Stock Market LLC, that it would voluntarily delist its shares of Class A Common Stock from NASDAQ. On May 14, 2018 the Company filed a Form 25 with the Securities and Exchange Commission with the delisting becoming effective 10 days after such filing. From May 25, 2018 the Company’s shares commenced trading on the OTC Pink operated by the OTC Market Group Inc.

The continuance of the trading halt for a period of five trading days constituted an Event of Default under the Notes. Following the occurrence of an Event of Default, among other things, at the Investor’s election, the outstanding principal amount of the Notes, plus accrued but unpaid interest at a default interest rate of 18%, liquidated damages and other amounts owed through the date of acceleration, shall become, immediately due and payable in either cash or stock pursuant to the terms of the Notes. On April 13, 2018, the Investor notified the Company that it had elected to exercise its remedies with respect to requiring the Company to redeem the Series A Notes (the “Default Notice”). Pursuant to the Default Notice, the Investor has demanded that the Company pay the Event of Default Redemption Price of the Series A Note not later than April 20, 2018, which the Investor has calculated as $33.6 million if paid by such date. The Investor has not exercised its remedies with respect to requiring the Company to redeem the Series B Note, but in the Default Notice has reserved its rights with regard to such remedy regarding the Event of Default under the Series B Note. In addition to other remedies available to the Investor, the Company’s obligation to repay amounts due under the Series B is secured by a first priority security interest in and lien on the Investor Note, and such remedies can be exercised by the Investor without additional notice to the Company.

Following receipt of the Default Notice, the Company has entered into discussions with the Investor regarding the renegotiation of the terms of the Note Financing in light of the trading halt. If the Company is unable to successfully renegotiate the terms of the Note Financing, including receiving one or more waivers with respect to the ongoing default under the Notes, it will negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations.

Note 9: Secured and Unsecured Loans

The company has a Secured Loan for the purchase of vehicle during the quarter ended June 30, 2018.

Note 10: Accrued Expenses

Accrued expenses as of June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	June 30, 2018 $	December 31, 2017 $
Legal and professional fee	35	3,090
Director fees	32	28
Payroll	137	134
Others	6	117
	$211	3,369

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

Note 12: Related Party Transactions

Related party transactions for the six months ended June 30, 2018 and June 30, 2017 are as follows (in thousands):

	June 30, 2018 $
	Sale of physical commodities	Technology revenue	Cost of physical commodities revenues	Cost of technology revenue	Purchase of shell company	Rentals
Stampede Enterprises India Pvt. Ltd	$2,254	-	$12,008	-	-	-
Meridian Enterprises Pte. Limited	$15,767	-	$18,029	-	$2500	-
Stampede Capital Ltd	-	$3	-	$1	-	-
Stampede Technologies Pte Limited	-	$615	-	-	-	-
Globe 7 Pte Ltd						$4
	$18,021	$618	$30,038	$1	$2500	$4

	June 30, 2017 $
	Sale of physical commodities	Cost of physical commodities revenues	Cost of technology revenue	Capital Expenditures
Stampede Enterprises India Private Limited	$3,673	$-	$-	$
Meridian Enterprises Pte. Limited	-	4,939	-		-
Meridian Tech HK Limited	944	907	1,652		-

	$4,617	5,846	$1,652		$-

Related party balances for the six months ended June 30, 2018 and ended June 30, 2017 are as follows (in thousands):

Due from related parties:	Relationship	June 30, 2018 $	June 30, 2017 $
Meridian Enterprises Pte Ltd	Common Promoter	$948	-
Stampede Capital Limited	Common Promoter	78	-
Meridian Tech HK Limited		-	54
Stampede Enterprises India Private Limited	Wholly owned subsidiary of Stampede Capital Limited	$9	798
Stampede Technologies Pte Ltd	Wholly owned subsidiary of Stampede Capital Limited	$666	-
		$1,701	852
Due to related parties			-
Stampede Capital Limited	Common promoter	$332	332
Usha Rani Meenavalli	Common promoter	$2	-
Meridian Enterprises Pte Limited	Common promoter	$1,317	2,883
Venkat Srinivas Meenavalli	CEO	$11
Stampede Enterprises India Pvt Ltd.	Wholly owned subsidiary of Stampede Capital Limited	-	8
Stampede Technologies Limited	Wholly owned subsidiary of Stampede Capital Limited	-	652
Meridian Tech HK Ltd	Common promoter	-	4,084
		1,662	7,959

A description of the amounts included related party transactions are as follows:

Stampede Enterprises India Private Limited includes revenue related to the sale of physical commodities $2,254 and costs related to the purchase of physical commodities $12,008.

Meridian Enterprises Pte. Limited includes revenue related to the sale of physical commodities $15,767 and costs related to the purchase of physical commodities $18,029. The Company also acquired a shell company, Longfin Ltd in West Indies from Meridian Enterprises Pte. Limited at a nominal price of $2,500.

Stampede Technologies Pte Ltd includes revenue related to the sale of technology $615 and Nil costs related to technology from this vendor.

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

The Company recorded an income tax of $ 521,344 resulting from operational results of its foreign entities for six months period ended June 30, 2018. As of June 30, 2018, there was no significant liability for income tax associated with unrecognized tax benefits. As of June 30, 2018, the Company could not use its net operating losses.

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

Note 14: Commitments & Contingencies

Legal Matters

The Company is aware of the following litigation matters:

On or about March 5, 2018, the Division of Enforcement of the SEC informed the Company that it is conducting an investigation In the Matter of Trading in the Securities of Longfin Corp. and requested that the Company provide certain documents in connection with its investigation, including documents related to our IPO and other financings and the acquisition of Ziddu.com. The Company is in the process of responding to this document request and will cooperate with the SEC in connection with its investigation. While the SEC is trying to determine whether there have been any violations of the federal securities laws, the investigation does not mean that the SEC has concluded that anyone has violated the law. Also, the investigation does not mean that the SEC has a negative opinion of any person, entity or security of or related to the Company.

At the beginning of April 2018, the SEC filed an action, entitled Securities and Exchange Commission v. Longfin Corp., et al., 18 Civ. 2977 (DLC) (‘the SEC Litigation”) before the Federal District Court for the Southern District of New York. The Company and its CEO, Mr. Meenavalli are named as defendants, as are three of the Company’s stockholders who made certain sales of Class A Common Stock. The SEC’s complaint alleges that the defendants violated Section 5 of the Securities Act by either distributing or participating in the distribution of the Company’s securities to the public in unregistered transactions. In connection with the Litigation, the SEC moved for a temporary restraining order and asset freeze relating to the assets of the three defendants who were stockholders who made certain sales of Class A Common Stock. By order dated April 23, 2018, the Disctrict Court vacated the temporary restraining order and asset freeze with respect to the Company and Mr. Meenavalli. By order dated May 1, 2018, the Court granted the SEC’s request for a preliminary injunction regarding the assets of the other three defendants. On May 11, 2018, the Company and Mr. Meenavalli filed a motion to dismiss the SEC’s complaint for failure to state a claim upon which relief can be granted, and the three other defendants answered the complaint and denied the allegations of wrongdoing against them. On May 29, 2018, the SEC filed a first amended complaint, which the Company and Mr. Meenavalli answered on June 8, 2018. The SEC Litigation has now entered the discovery phase. The Company is unable at this time to express any opinion as to the outcome of this matter or any potential remedies that may be sought against the Company or Mr. Meenavalli at this early stage of the proceedings.

In April 2018, five putative securities class action lawsuits were filed in the Federal District Courts for the Southern and Eastern Districts of New York against Longfin Corp and its CEO, Mr. Meenavalli, and (in two cases) its CFO, Mr. Ratakonda. The actions are: Reddy v. LongFin Corp. et al., 18 Civ. 2933 (SDNY); Long Chee Min v. Longfin Corp. et al., 18 Civ. 2973 (SDNY); Chauhan v. Longfin et al., 18 Civ. 2010 (MKB) (EDNY); and Miller v. Longfin et al., 18 Civ. 3121 (SDNY). According to the complaints, defendants made false and/or misleading statements and failed to disclose material adverse facts about Longfin’s business, operations, prospects and performance. Plaintiffs allege, inter alia, that defendants made false and/or misleading statements and/or failed to disclose that: (i) Longfin had material weaknesses in its operations and internal controls that hindered the Company’s profitability; and (ii) Longfin did not meet the requirements for inclusion in Russell indices. Based on the foregoing, plaintiffs assert causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified compensatory damages, fees and costs. By order dated April 26, 2018, the four actions filed in Southern District of New York (bearing docket numbers 18 Civ. 2933, 18 Civ. 2973, 18 Civ. 3121 and 18 Civ. 3462) were consolidated under the docket number of the lead case, 18 Civ. 2933, pending before the Honorable Denise Cote, United States District Judge. On June 4, 2018, an additional putative class action lawsuit was filed in the federal court for the Southern District of New York against the Company and Messrs. Meenavalli and Ratakonda entitled Malik v. Longfin Corp., et al. 18 Civ. 4953 (SDNY). By order dated June 7, 2018, the putative class action filed in Southern District of New York (docket number 18 Civ. 4953) was consolidated under the docket number of the lead case, 18 Civ. 2933, pending before the Honorable Denise Cote, United States District Judge. On June 14, 2018, Plaintiff Dinesh Chauhan filed a notice of voluntary dismissal of the putative class action filed in the Eastern District of New York (18 Civ. 2010 (EDNY). On July 27, 2018, appointed Lead Plaintiffs in the consolidated class actions filed an Amended Complaint to which the Company or its officers have not yet responded. The Company is unable at this time to express any opinion as to the outcome of this matter or any potential remedies that may be sought against the Company or Mr. Meenavalli at this early stage of the proceedings.

On May 23, 2018, a shareholder derivative action was filed against certain of the Company’s officers and directors (and the Company as a nominal defendant) entitled Victor Gausepohl, derivatively on behalf of Longfin Corp. v. Meenavalli, et al. before the Supreme Court of the State of New York, New York County (Index No. 652591/2018). On June 26, 2018, a separate shareholder derivative action was filed against certain of the Company’s officers and directors (and the Company as a nominal defendant) entitled Joseph Bents, derivatively on behalf of Longfin Corp. v. Meenavalli, et al. before the Supreme Court of the State of New York, New York County (Index No. 653216/2018). Both derivative actions allege purported breaches of fiduciary duty, unjust enrichment, waste of corporate assets and/or mismanagement and abuse of control by the named defendants.

In the opinion of management, there were no claims as of June 30, 2018 that would have a material adverse effect on its condensed consolidated financial position, results of operations or cash flows.

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

The following table sets forth the calculation of basic and diluted net loss per share attributable to Common Stockholders during the six months ended June 30, 2018 and the period from February 1, 2017 through June 30, 2018 (in thousands except share and per share amounts):

Warrants issued to purchase 39,834 of common shares were not included in the computation of diluted loss per share.

 The Company does not have any dilutive securities as of June 30, 2018.

	For the six months ended June 30, 2018	For the period from February 1, 2017 (inception) through June 30, 2017

Net Profit /(loss)	$(11,063)	$(19,874)

Weighted average shares outstanding	75,380,768	13,500,000

Basic loss per share:	$(0.15)	$(1.47)

Diluted loss per share:	$(0.15)	$(1.47)

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

Therefore, the Company has determined that it operates in a single operating and reportable segment.

The following provides information required by ASC 280-10-50-38 Entity-Wide Information:

1)	The table below shows revenue reported by product and service for the six months ended June 30, 2018:

Product & Service	Amount (in thousands)	% on total revenues
Sale of physical commodities	$92,018	97.75%
Technology revenue	2,119	2.25%
Other revenue	4	0.00%
Total	$94,141	100%

2)	The following table sets revenue by geographic area for the six months ended June 30, 2018:

Amount (in thousands)
Singapore	$46,727
India	4,394
United Kingdom	1,595
Other	41,425
$94,141

3)	The table below shows the long-term assets other than financial instruments held in the country of domicile and foreign countries (in thousands).

Nature of Assets	USA (Country of Domicile)	Foreign Countries (India, Dubai, Singapore and West Indies)	Total
Goodwill	-	90,474	90,474
Intangible assets		32,196	32,196
Property, Plant and Equipment , Net		7,956	7,956
Total Long Term Assets		130,626	130,626

 Note 17 Stock-Based Compensation

Longfin 2018 Omnibus Equity Incentive Plan

On February 12, 2018, the Company adopted the Longfin 2018 Omnibus Equity Incentive Plan authorizing the grant of awards up to 2,000,000 shares of Class A Common Stock effective March 20, 2018. No stocks have been granted since the plan became effective in March 2018.

Note 18 Subsequent Events

Change of Directors

On July 27, 2018, Henry Wang, an independent director of the Company and the chairman of Compensation Committee and member of the Audit committee and Nominating and Governance Committee thereof, notified the Company of his resignation from the Company’s Board of Directors, effective July 27, 2018. There were no disagreements between Henry Wang and the Company.

The Board subsequently appointed Dr. Avinash Karingam, as a member of the Board, which appointment occurred on July 27, 2018, immediately following Henry Wang’ resignation. Dr Avinash Karingam will also serve as chairman of Compensation Committee and member of the Audit committee and Nominating and Governance Committee in place of Henry Wang. Avinash Karingam holds a PhD in Applied Mathematics (Fluid Dynamics) and research experience in quantitative financial and computational engineering. He has specialized in quantitative models, product management and quantitative risk management. Avinash Karingam has spent considerable time in developing alfa generating High frequency trading (HFT) models on various asset classes such as Indices, Currencies, Commodities and Equities, under the framework of Money Management and Risk Management.

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

As on June 30, 2018, the Company, through Longfin Tradex, has membership agreements with SGX- Singapore, DGCX- Dubai and CME- Chicago. The consolidated financial statements include the accounts of Longfin and its subsidiaries, Longfin Tradex, Longcom India Private Ltd, and Longfin Trading FZC.

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

Results of Operations

The following table presents our results of operations for the six months ended June 30, 2018 and for the six months ended June 30, 2017 (in thousands):

	Six months ended June 30, 2018	For the period from February 1, 2017 (inception) through June 30, 2017
Revenue:	$94,141	$9,277
Operating expenses	(100,624)	(27,748)
Profit /(Loss) from operations	(6,483)	(18,471)
Other income, net	(4,992)	-
Profit/(Loss) before income taxes	(11,475)	(18,471)
Income tax (benefit) expense	(521)	1,403
Net Profit /(Loss)	$(10,954)	(19,874)

Revenue

Revenue during the six months ended June 30, 2018 and during the six months ended June 30, 2017 consists of the following (in thousands):

	Six months ended June 30, 2018	For the period from February 1, 2017 (inception) through June 30, 2017
Sale of physical commodities	$92,018	$7,403
Technology revenue	2,119	1,873
Other revenue	4	1
	$94,141	9,277

Revenue for the six months ended June 30, 2018 of $92 million is related to the sale of physical commodities to our customers. Technology revenue for the six months ended June 30, 2018 consists of $2.12 million and is comprised of fees paid by third parties for using our proprietary risk management and trading infrastructure technology. Other revenue consists of incentive income received from exchanges that is recognized when earned.

Revenue for the six months ended June 30, 2017 of 7.4 million is related to the sale of physical commodities to our customers. Technology revenue for the six months ended June 30, 2017 consists of $1.87 million and is comprised of fees paid by third parties for using our proprietary risk management and trading infrastructure technology. Other revenue consists of incentive income received from exchanges that is recognized when earned.

Operating Expenses

Operating expenses during the six months ended June 30, 2018 and for the six months ended June 30, 2017 consists of the following (in thousands):

	Six months ended June 30, 2018	For the period from February 1, 2017 (inception) through June 30, 2017
Cost of physical commodities revenues (includes purchases from related parties of $30,037 in June 30, 2018 and 5,846 in June 30, 2017)	$89,947	$6,744
Cost of technology revenue (includes related party costs of $1 in June 30, 2018 and $1,652 in June 30, 2017)	1,515	1,654
Stock-based compensation	-	19,000
Employee compensation and payroll taxes	600	12
Operations and administrative	4,004	105
Depreciation and amortization	1,450	46
Amortization of acquired intangible assets	3,108	187
Total operating expenses	$100,624	$27,748

Operating expenses for the six months ended June 30, 2018 primarily consists of $90 million of expenses directly related to our sale of physical commodities, $1.5 million of fees related to our technology revenue, $3.11 million of amortization expense related to the intangible assets acquired with the Longfin Tradex acquisition, $1.45 million of depreciation and amortization related to the Company’s computer equipment, $4 million of other operations and administrative expenses including legal and professional fees, and $0.6 million of employee compensation and payroll taxes.

Operating expenses for the six months ended June 30, 2017 primarily consists of $6.74 million of expenses directly related to our sale of physical commodities, $1.65 million of fees related to our technology revenue, $19 million of amortization expense related to the intangible assets acquired with the Longfin Tradex acquisition, $0.05 million of depreciation and amortization related to the Company’s computer equipment, $0.11 million of other operations and administrative expenses including legal and professional fees, and $0.01 million of employee compensation and payroll taxes.

Other income, net

Other income, net, consists of nominal gains recorded from our foreign currency transactions.

Cash Flows for six months ended June 30, 2018 and for the six months ended June 30, 2017 (in thousands):

	Six months ended June 30, 2018 $	For the period from February 1, 2017 (inception) through June 30, 2017 $
Cash and cash equivalents at the beginning of the period	2,189	$-
Net Cash provided by operating activities	(4,421)	(4,054)
Net cash (used in) investing activities	(977)	(4,011)
Net cash (used in) financing activities	3,823	-
Cash and cash equivalents at the end of the period	490	43

Operating Activities

For the period from January 1, 2018 through June 30, 2018, net cash used in operating activities was $4.4 million, which primarily consisted of our net loss of $11 million, adjusted for depreciation and amortization expenses of $4.6 million, 1.3 million of note issue expenses and net cash inflow of $0.68 million from operating assets and liabilities. The inflow from operating assets and liabilities was primarily due to $(1.78) million of accounts receivable, a net $1.17 million due to related parties, $(6.43) million of net other current liabilities, $1 million of accounts payable, $(3.15) million of accrued expenses primarily related to customer deposits and $0.6 million for income taxes payable.

Investing Activities

For the period from January 1, 2018 through June 30, 2018, net cash used in investing activities was $0.98 million, which is primarily related to the purchase of computer software.

Financing Activities

For the period from January 1, 2018 through June 30, 2018, net cash provided by financing activities was $3.8 millions.

Liquidity and Capital Resources

Overview

As of June 30, 2018, we had $0.49 million in cash and $38.6 million in accounts receivable and total liabilities of $45 million. To date the Company has received $3.7 million in net proceeds ($5.0 million net of costs of $1.3 million) related to the Note Financing and will not be able to obtain additional monies through the Note Financing until the Company files a Registration Statement to register the common shares underlying the Notes and Warrant and such Registration Statement is declared effective by the Securities and Exchange Commission. The Company also contemplates raising money through Regulation D offering from the accredited investors

Since our inception, we have financed our operations primarily through equity issuances and cash generated from our operations.

Our principal uses of cash in recent periods have been funding our operations.

On December 12, 2017, we sold 1,140,989 shares of our Class A Common Stock pursuant to Regulation A of the Securities Act of 1933 at a price of $5.00 per share. Net proceeds from the Public Offering totalled $4.9 million, net of cash offering expenses of $0.8 million.

Going Concern

The Company has limited operating history and experienced a net loss of $38 million since its inception. The Company has $0.49 million of cash at June 30, 2018. The Company operates primarily in structured trade finance and providing technology services and our operating costs are primarily related to the cost of providing those services, employee compensation and administrative expenses.

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

On May 2, 2018, the Company, notified to the NASDAQ Stock Market LLC, that it would voluntarily delist its shares of Class A Common Stock from NASDAQ. On May 14, 2018 the Company filed a Form 25 with the Securities and Exchange Commission with the delisting becoming effective 10 days after such filing. From May 25, 2018 the Company’s shares commenced trading on the OTC Pink operated by the OTC Market Group Inc.,

The continuance of the Trading Halt for a period of five trading days constituted an Event of Default under the Notes. Following the occurrence of an Event of Default, among other things, at the Purchaser’s election, the outstanding principal amount of the Notes, plus accrued but unpaid interest at a default interest rate of 18%, liquidated damages and other amounts owed through the date of acceleration, shall become, immediately due and payable in either cash or stock pursuant to the terms of the Notes. On April 13, 2018, the Purchaser notified the Company that it had elected to exercise its remedies with respect to requiring the Company to redeem the Series A Notes (the “Default Notice”). Pursuant to the Default Notice, the Purchaser has demanded that the Company pay the Event of Default Redemption Price of the Series A Note not later than Friday, April 20, 2018, which the Purchaser has calculated as $33.6 million if paid by such date. The Purchaser has not exercised its remedies with respect to requiring the Company to redeem the Series B Note, but in the Default Notice has reserved its rights with regard to such remedy regarding the Event of Default under the Series B Note. In addition to other remedies available to the Purchaser, the Company’s obligation to repay amounts due under the Series B is secured by a first priority security interest in and lien on the Investor Note, and such remedies can be exercised by the Purchaser without additional notice to the Company.

Following receipt of the Default Notice, the Company has entered into discussions with the Purchaser regarding the renegotiation of the terms of the Financing in light of the Trading Halt. If the Company is unable to successfully renegotiate the terms of the Financing, including receiving one or more waivers with respect to the ongoing default under the Notes, it will negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations.

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

Contractual Obligations

At June 30, 2018 our principal commitments consisted of obligations under operating leases for office space which is leased on a month to month basis.

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

The Company’s revenue consists of the following:

Physical Commodity consists of revenue from the sale of physical commodities to our customers. Additionally, we determine whether the financial statement presentation of revenues should be on a gross or net basis. With respect to our physical commodity contracts, we act as a principal and take title of the physical commodities and assume the risks and rewards of ownership. We record settlement of our physical commodity contracts on a gross basis.

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

The Company reviews goodwill at least annually for possible impairment. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying values. The Company tests its goodwill each year on December 31st. The Company reviews the carrying value of goodwill utilizing a market capitalization approach. The Company did not identify any impairment to goodwill during the period ended June 30, 2018.

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

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the period ended June 30, 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

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

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $0.49 million as of June 30, 2018. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2018 due to the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which has caused management to conclude that as of June 30, 2018 our Internal Control over Financial Reporting (“ICFR”) were not effective at the reasonable assurance level:

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

Please see Note 14 and Note 18 to our financial statements for a discussion of the legal proceedings to which we are a participant.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Recent Sales of Unregistered Securities

We have not issued any unregistered or restricted shares of Common Stock during the calendar period ended June 30, 2018 that have not already been disclosed in our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2018.

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

August 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Venkata S. Meenavalli	Chief Executive Officer and Director	August 13, 2018
Venkata S. Meenavalli	(Principal Executive Officer)

/sVivek Kumar Ratakonda	Chief Financial Officer	August 13, 2018
Vivek Kumar Ratakonda	(Principal Financial Officer and Principal Accounting Officer)

